Form 10-Q
period 1996-03-31
CORVALLIS INC
filed 1996-06-03
CIK 824851

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

  [X]     Quarterly Report Under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

   For Quarter Ended:  March 31, 1996     Commission File No. 33-18143-D

                         OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From:                  To:
     Commission File No.

                               CORVALLIS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Nevada                                87-0449399
      ---------------------------               -------------------
      (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)         Identification No.)


      1486 South 11th East
      Salt Lake City, Utah                             84105
   -------------------------                       -------------
   (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code:  (801) 487-3893
                                                      ----------------
                              Not applicable
             --------------------------------------------------
              Former name, former address and former fiscal year,
                       if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

                     APPLICABLE ONLY TO CORPORATION ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the date of filing of this report, the Registrant had a total of 1,040,002 shares of common stock issued and outstanding, after giving effect to a 1-for-25 reverse split completed in August, 1994, and a 1-for-5 reverse split in August, 1995.

                               C O N T E N T S


  Independent Auditors' Report . . . . . . . . . . . . . . . . 3

  Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . 4

  Statements of Operations . . . . . . . . . . . . . . . . . . 5

  Statements of Stockholders' Equity . . . . . . . . . . . . . 6

  Statements of Cash Flows . . . . . . . . . . . . . . . . . . 8

  Notes to the Financial Statements  . . . . . . . . . . . . . 9

                         INDEPENDENT AUDITORS' REPORT


  April 13, 1996



  The Board of Directors
  Corvallis, Inc.
  Salt Lake City, Utah

       The accompanying balance sheets of Corvallis, Inc. (a development stage company) as of March 31, 1996 and the related statements of operations, stock-holders' equity, and cash flows for the three months and nine months then ended and for the three months and nine months ended March 31, 1995 and from incep-tion on September 28, 1987 through March 31, 1996 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet of Corvallis, Inc. as of June 30, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated July 31, 1995.

Jones, Jensen & Company

           PART 1.  FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS


     In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and changes in its financial position for the nine months ended March 31, 1996, and March 31, 1995, respectively, and from inception on September 28, 1987 through March
  31, 1996. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.





                                CORVALLIS, INC.
                         (A Development Stage Company)

                             Financial Statements

                       March 31, 1996 and June 30, 1995




                                CORVALLIS, INC.
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS
                                           March 31,               June 30,
                                             1996                    1995
                                          (Unaudited)             (Audited)

CURRENT ASSETS

  Cash                                         $     610         $    420
                                               -----------       ---------
     Total Current Assets                            610              420
                                               -----------       ---------
     TOTAL ASSETS                              $     610         $    420
                                               ===========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                             $     400         $      -
  Stockholders' payable (Note 7)                   1,425            1,150
                                               -----------       ----------
     Total Current Liabilities                     1,825            1,150
                                               -----------       ----------
STOCKHOLDERS' EQUITY

Common stock authorized 200,000,000
  shares at $0.001 par value; 1,040,002 and
  1,020,002 shares issued and outstanding          1,040            1,020
Additional paid-in capital                       176,765          174,635
Deficit accumulated during
  the development stage                         (179,020)        (176,385)
                                               -----------      -----------
     Total Stockholders' Equity                   (1,215)            (730)
                                               -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     610            $ 420
                                               ===========      ===========


                              CORVALLIS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                (Unaudited)

                                                                     From
                                                                 Inception on
                                                                 September 28,
                  For the Three Months     For the Nine Months   1987 Through
                     Ended March 31,         Ended March 31,       March 31,
                      1996     1995          1996        1995        1996


REVENUE               $  -     $  -          $ -        $ -         $ -

EXPENSES

  Consulting fees        -       1,825         -         1,825       5,652
  Legal                  -        -            -          -          4,220
  Accounting              825     -           2,025        950       7,975
  Other                    15      117           45        151       3,272
  Transfer fees           405      358          565      1,020       1,147

     Total Expenses     1,245    2,300        2,635      3,946      22,266

LOSS BEFORE
 DISCONTINUED
 OPERATIONS            (1,245)  (2,300)      (2,635)    (3,946)    (22,266)    )

LOSS ON
 DISCONTINUED
 OPERATIONS              -        -            -          -       (156,754)

NET LOSS             $(1,245)  $(2,300)    $ (2,635)   $(3,946) $ (179,020)

WEIGHTED AVERAGE
 LOSS PER SHARE      $ (0.00)  $ (0.00)    $  (0.00)   $ (0.00) $    (0.26)



                                 CORVALLIS, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
             From Inception on September 28, 1987 to March 31, 1996
                                  (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                     Common Stock           Additional       During the
                                ----------------------       Paid-in         Development
                                  Shares      Amount         Capital            Stage


Balance at inception                -          $  -         $     -          $      -

Issuance of common stock at
 inception at $.0015 per share     112,000       112            20,888              -

Issuance of common stock in
July 1988 at $.01, less deferred
offering costs offset against
paid-in capital                    105,120       105            91,630              -

Net loss from inception to
 June 30, 1989                        -           -               -              (19,673)

Balance, June 30, 1989             217,120       217           112,518           (19,673)
                                  ---------    --------       ----------      ------------
Issuance of common stock for
 fixed assets in August 1989       506,613       507            18,801              -

Issuance of common stock in
 private placement at $.0075
 in November 1989                   21,333        21            19,999              -

Net loss for the year ended
 June 30, 1990                         -          -               -             (132,670)
                                   --------  ----------     ------------      ------------
Balance, June 30, 1990             745,066       745           151,298          (152,343)

Net loss for the year ended
 June 30, 1991                        -           -               -                 (300)
                                   --------  ----------     ------------      ------------
Balance, June 30, 1991             745,066       745           151,298          (152,643)

Net loss for the year ended
 June 30, 1992                        -           -               -                 (300)
                                   -------- -----------     ------------      ------------
Balance, June 30, 1992             745,066  $    745          $151,298        $ (152,943)
                                   -------- -----------     ------------      ------------

                                CORVALLIS, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
             From Inception on September 28, 1987 to March 31, 1996
                                  (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                                               Additional      During the
                                        Common Stock            Paid-in      Development
                                 Shares             Amount      Capital         Stage


Balance, June 30, 1992          745,066         $     745    $  151,298    $   (152,943)

Net loss for the year ended
 June 30, 1993                     -                   -           -             (1,335)
Balance, June 30, 1993          745,066               745       151,298        (154,298)

Issuance of common stock for
extinguishment of stockholders'
payable at $.002 (Note 7)        54,934                55        14,157             -

Net loss for the year ended
 June 30, 1995                     -                    -          -            (14,252)

Balance, June 30, 1995          800,000               800       165,455        (168,530)

Issuance of common stock for
extinguishment of stockholders'
payable at $.008 in March 1995   85,000                85         3,315            -

Issuance of common stock for
extinguishment of stockholders'
payable at $.01 in March 1995    60,000                60         2,940            -

Issuance of common stock for
services rendered at $.008
in March 1995                    75,000                75         2,925            -

Net loss for the year ended
June 30, 1995                      -                    -            -           (7,855)

Balance, June 30, 1995        1,020,002          $  1,020     $ 174,635     $  (176,385)


                                 CORVALLIS, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
             From Inception on September 28, 1987 to March 31, 1996
                                  (Unaudited)

                                                                          Deficit
                                                                         Accumulated
                                                           Additional     During the
                                       Common Stock          Paid-in     Development
                                   Shares         Amount     Capital        Stage


Balance, June 30, 1995           1,020,002    $   1,020    $ 174,635    $  (176,385)

Issuance of common stock for
cash at $.005 per share in
August 1995                         20,000           20          980           -

Contribution of account payable
stockholder to additional
paid-in capital, as additional
consideration for stock issued
in March 1995                         -               -        1,150           -

Net loss for the period ended
 March 31, 1996                       -               -          -            (2,635)
Balance, March 31, 1996          1,040,002         1,040    $ 176,765     $ (179,020)


                                CORVALLIS, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                         From
                                                                                    Inception on
                                                                                   September 28,
                                    For the Three Months       For the Nine Months  1987 Through
                                        Ended March 31,            Ended March 31,    March 31,
                                    1996             1995       1996         1995      1996


CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net loss                        $(1,245)         $(2,300)   $(2,635)  $(3,946)   $ (21,841)
  Discontinued operations             -                -          -         -       (156,754)
  Issuance of common stock for
   fixed assets                       -                -          -         -         19,308
  Debt converted to additional
   paid-in capital                    -                -          -         -          1,150
  Issuance of stock for services
  rendered and settlement of debt     -              1,825        -       1,825       23,612
  Increase (decrease) in accounts
   payable                          1,825           (4,075)     1,825    (2,350)       1,400

  Net Cash Provided (Used)
    by Operating Activities           580           (4,550)      (810)   (4,471)    (133,125)    )

CASH FLOWS FROM INVESTING
  ACTIVITIES                          -                -          -         -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES

  Sale of common stock                -              4,575      1,000     4,575      133,735

     Net Cash Provided (Used)
      by Financing Activities         -              4,575      1,000     4,575      133,735

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                580                25        190       104          610

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD               30               154        420        75          -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                $   610           $   179    $   610    $  179    $    610


                               CORVALLIS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                    From
                                                                Inception on
                                  For the           For the     September 28,
                                Three Months       Nine Months   987 Through
                                Ended March 31,   Ended March 31,  March 31,
                                 1996    1995     1996     1995      1996


CASH PAID FOR
  Income Taxes                    $-       $-       $-       $-       $  -
  Interest                        $-       $-       $-       $-       $  -

NON CASH FINANCING ACTIVITIES
  Issuance of common stock
   for equipment                  $-       $-       $-       $-       $  19,308

  Issuance of common stock
   for stockholders' payable      $  -     $-       $-       $  -     $  18,787



                                CORVALLIS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                       March 31, 1996 and June 30, 1995


  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Organization

      The Financial Statements presented are those of Corvallis, Inc., a development stage company. The Company was incorporated in the state of Nevada on September 28, 1987. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit.

      b. Accounting Method

      The Company's financial statements are prepared using the accrual method of accounting. The Company elected a June 30th fiscal year end.

      c. Loss Per Share

      The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

      d. Deferred Stock Offering Costs

      In connection with the public offering of the Company's common stock, (see Note 2), all costs were accumulated as deferred charges. The deferred charges were offset against proceeds received from the stock offering.

      e. Provision for Taxes

      At March 31, 1996, the Company has net operating loss carryforwards of approximately $172,000 that may be offset against future taxable income through 2009. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards will be offset by a valuation allowance of the same amount.

      f. Cash

      For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.




                                  CORVALLIS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                       March 31, 1996 and June 30, 1995


  NOTE 2 -  PUBLIC OFFERING OF UNITS

      The Company made a public offering of 800,000 units. Each unit consists of one (1) share of its previously authorized but unissued common stock and two (2) warrants. The Warrant A is exercisable at $.03 for a period of six (6) months commencing six (6) months from the effective date of the offering. The Warrant B is exercisable at $.06 for a period of one
      (1) year commencing one (1) year from the effective date of the offering. Both warrants were separately transferrable immediately on issuance. This offering was registered on Form S-18 in accordance with the Securities Act of 1933. An offering price of $.01 per unit was arbitrarily determined by the Company and the underwriter. The offering was conducted by the underwriter on a "400,000 Unit minimum, 800,000 Unit maximum" basis. As of June 30, 1988, the Company had sold 443,600 units having a gross subscription price of $110,900. This allowed the Company to "break escrow" and all but $1,600 of the funds were transferred from the escrow account to the general checking. On July 20, 1988 the Company completed its public offering. A total of 525,600 units were sold having a gross subscription price of $131,400.
      Deferred offering costs totaling $39,665 were offset against additional paid-in capital.

  NOTE 3 -  ASSET PURCHASE AGREEMENT

      On approximately September 2, 1989, the Company had completed the terms of an Asset Purchase Agreement with DLB Enterprises, Inc., a closely-held Nevada corporation ("DLB"), providing for the acquisition by the Company of all of the operating assets of Southwest, a Las Vegas-based enterprise which had been engaged in the manufacture and installation of awnings for commercial, industrial and residential use for approximately the past fourteen (14) months. Southwest was previously a joint enterprise owned and operated in Las Vegas by DLB and WAM Industries, Inc. ("WAM"), a Salt Lake City-based corporation which had been engaged in the awning business for several years.

      Under the terms of the Asset Purchase Agreement, the Company acquired all of the operating assets of Southwest, including equipment, inventory, customer accounts, tradenames and trademarks and other assets in exchange for the issuance to DLB of a total of 1,266,533 shares of the Company's restricted common stock. Concurrently, the Company also entered into a separate agreement with WAM under the terms of which WAM agreed to act as contractor on all large commercial jobs of the Company at a price of cost plus 10% and generally agreed to contribute its expertise in the development of the Company's business, in consideration of which the Company had issued to WAM a total of 542,800 shares of its restricted common stock. In connection with these transactions, the Company issued a total of 723,733 shares of restricted common stock to Whitney
      O. Cluff and certain of his business associates who were instrumental in facilitating the negotiation and consummation of the transactions.
      The assets were subsequently written off, see Note 6.



                                CORVALLIS, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                       March 31, 1996 and June 30, 1995


  NOTE 4 -  PRIVATE PLACEMENT

      On November 22, 1989, the Company issued 106,667 common shares at a price of $.0075. The Board of Directors issued to Whitney Cluff shares for monies he used on behalf of the Company.

  NOTE 5 -  DISCONTINUED OPERATIONS

      The Company, on January 1, 1990, decided to discontinue its operations. The Company did not have significant operating income and felt it could not continue. Therefore, the Company entered into an agreement with WAM Industries in which WAM took over the operations of the Company and paid its outstanding debts, and in consideration, WAM Industries was given all of its assets. The assets consisted of all cash, receivables and fixed assets. The Company has not had any operations since that date except for some incidental expenditures to keep the Company on active status with the State and stock transfer agents.

  NOTE 6 -  GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

  NOTE 7 -  STOCKHOLDERS' PAYABLE AND OFFICERS' PAYABLE

      Some stockholders of the Company have paid expenses on behalf of the Company. In the past the amounts paid on behalf of the Company have been repaid to the stockholders when monies were available, or the stock-holders have converted the amounts owed to them into equity.

  NOTE 8 -  REVERSE STOCK SPLIT

      On July 21, 1994, during a special meeting of shareholders, a motion was approved authorizing a reverse split of the issued and outstanding common stock of the Company with one new share being issued for every twenty-five (25) shares previously held. All reference to shares outstanding and earnings per share have been adjusted to reflect the effects of the stock split on a retroactive basis.

      On August 22, 1995 a meeting was held whereby the shareholders approved a motion authorizing an additional reverse split of the issued and outstanding common stock of the Company at a rate of 1 share for every 5 shares outstanding. This reduced the outstanding shares to 1,040,002. All references to shares outstanding and earnings per share have been restated to reflect the effects of the stock split on a retro active basis.




                      ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  MATERIAL CHANGES IN FINANCIAL CONDITION

     The Registrant has been essentially inactive since January, 1990. The Registrant's financial condition has not changed materially since the year ended June 30, 1994. However, during the fiscal year ended June 30, 1995, the Registrant incurred $7,855 in expenses in connection with the Registrant's efforts to reactivate its operations. An additional $2,635 in such expenses were incurred during the three fiscal quarters ended March 31, 1996, as compared to a total of $3,946 in legal, accounting, consulting and other expenses for the comparable three fiscal quarters ended March 31, 1995.

     The Registrant's financial condition has not changed materially since the year ended June 30, 1991, or since January, 1990. Since January, 1990, the Registrant has had essentially no assets and no revenue or losses from operations, except losses of $1,335, $14,252, and $7,855, respectively, for the fiscal years ended June 30, 1993, 1994 and 1995, resulting from from legal, accounting, consulting and other expenses incurred by the Registrant in connection with its efforts to file necessary periodic reports and reactivate operations, decribed above.

  MATERIAL CHANGES IN RESULTS OF OPERATIONS

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the quarters ended March 31, 1996 and March 31, 1995. The Registrant had a loss of $1,245 for the three months ended March 31, 1996, as compared to a loss of $2,300 for the three months ended March 31, 1995. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.

     The Registrant had not filed any reports on Form 10-Q or Form 10-K from September 1989 until the second quarter of 1994, when new management undertook efforts to reactivate the Registrant and bring it current
  in its filing requirements.   However, as indicated, the financial condition
  of the Registrant has not changed materially since January 1990, except for the contribution of cash and services by officers, directors and certain shareholders in exchange for stock, for the purpose of reactivating the Company.

       At present, the Company does not have adequate capital to conduct any significant operations. The Company intends to become engaged immediately in the search for potential business opportunities for acquisition or involvement by the Company. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.


             PART 2.  OTHER INFORMATION

             ITEM 1.  LEGAL PROCEEDINGS



     The Company is not a party to any legal proceedings and, to the best of its knowledge, no such action by or against the registrant has been threatened.


           ITEM 2.  CHANGES IN SECURITIES


     None.


      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


     Not applicable.


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
  SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.









             ITEM 5.  OTHER INFORMATION



     None.



     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



     (a)  Exhibits.

     None.

     (b) Reports on Form 8-K. During the quarter ended December 31, 1994, no reports on Form 8-K were filed by the Registrant.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CORVALLIS, INC.
                              (Registrant)


  Date: May 14, 1996     By /s/Whitney O. Cluff
                         Whitney O. Cluff,
                         President and Chief Executive Officer

  Date:                  By John Papanikolas, Principal
                         Financial Officer