Form 10-K
period 1996-06-30
CORVALLIS INC
filed 1996-09-30
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

             For The Fiscal year Ended June 30, 1996
                  Commission File No. 33-18143-D

                          CORVALLIS, INC.
      (Exact name of Registrant as specified in its Charter)

                   Nevada                             87-0449399
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

          1486 South llth East
          Salt Lake City, Utah                     84105
(Address of principal executive offices)        (Zip Code)

       Registrant's Telephone Number including Area Code:
                          (801) 487-3893

Securities Registered Pursuant to Section 12(b) of the Act:
                                                  Name of Each Exchange
     Title of Each Class                            on which Registered
             None                                           None

Securities Registered Pursuant to Section 12(g) of the Act:

                               None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the bid prices in the over-the-counter market on September 25, 1996, was approximately $33,500.

     As of the date of the filing of this report, the Registrant had outstanding a total of 1,250,009 shares of its common stock, par value $ 0.001, after giving effect to a 1-for-5 reverse split completed in August, 1995.

               DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

     None.

                        TABLE OF CONTENTS




Item Number and Caption                                           Page No.


PART 1

1.  Business .  . .  . .  . .  . .  . .  . .  . .  . .  . .  . .  . . 5

2.  Properties  . .  . .  . .  . .  . .  . .  . .  . .  . .  . .  . . 9

3.  Legal Proceedings. .  . .  . .  . .  . .  . .  . .  . .  . .  . . 9

4.  Submission of Matters to a Vote of Security Holders . .  . .  . . 9


PART II

5.  Market for Registrant's Common Equity and Related
     Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . 10

6.  Selected Financial Data .  . .  . .  . .  . .  . .  . .  . .  . .10

7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations . .  . .  . .  . .  . .  . .11

8.  Financial Statements and Supplementary Data .  . .  . .  . .  . .12

9.  Changes in and Disagreements on Accounting and
     Financial Disclosure  .  . .  . . . . . . . . . . . . . . . . . 12


PART III

10. Directors and Executive Officers of the Registrant  . .  . .  .  12

11. Executive Compensation  .  . .  . .  . .  . .  . .  . .  . .  .  14

12. Security Ownership of Certain Beneficial Owners
     and Management  .  . .  . . . . . . . . . . . . . . . . . . . . 14

13. Certain Relationships and Related Transactions . .  . .  . .  .  16

PART IV                                                           Page No.

14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K  . .  . .  . .  . .  . .  . .  . .  . . . . 18

15.  Signatures . .  . .  . .  . .  . .  . .  . .  . .  . .  . . . . 20

                              PART I


                       ITEM 1.  BUSINESS


ORGANIZATION AND HISTORY

    Corvallis, Inc. (the "Company" or the "Registrant"), was organized under the laws of the state of Nevada on September 28, 1987, for the purpose of creating a capital resource fund to seek, investigate, and, if warranted, to acquire or enter into any suitable business opportunity which management believed had good business potential. At the time of its organization, no specific business or business area was contemplated by management.

    In July, 1988, the Company completed a public offering of units, each unit consisting of one share of the Company's common stock, one class A common stock warrant, and one class B common stock purchase warrant. At the completion of the offering, the Company had sold a total of 13,140,000 (105,120 post-split) units at an offering price of $0.01 per unit, resulting in gross proceeds to the Company of $131,400, and net proceeds of $98,216 after sales commissions and other expenses of the offering in the amount of $33,184. The Class A and Class B warrants sold in the offering have expired.

    In the end of August, 1989, the Registrant entered into an Asset Purchase Agreement with DLB Enterprises, Inc., a closely-held Nevada corporation, under the terms of which the Registrant acquired all of the assets of "Southwest Awning Systems", a Las Vegas-based enterprise ("Southwest") which had been engaged in the manufacture and installation of awnings for commercial, industrial and residential use. Under the terms of the Asset Purchase Agreement, the Registrant acquired all of the operating assets of Southwest, including equipment, inventory, customer accounts, tradenames and trademarks and other assets, in exchange for the issuance of a total of 253,307 post-split shares of the Registrant's restricted common stock to DLB. Concurrently with the transaction with DLB, the Registrant entered into an agreement with W.A.M.
Industries, Inc. ("WAM"), a closely-held Utah corporation which had previously owned Southwest with DLB in a joint venture, under the terms of which WAM agreed to act as contractor on all large commercial jobs of the Registrant at a price of cost plus 10%, and generally agreed to contribute its expertise in the development of the Registrant's business. In consideration of these undertakings by WAM, the Company issued to WAM a total of 108,560 post-split shares of its restricted common stock. In connection with these transactions, the Registrant issued a total of 144,747 post-split shares of restricted common stock to Whitney O. Cluff and his affiliates, who were instrumental in facilitating the negotiation and consummation of the transactions.

    The Company attempted to operate the business of Southwest for a period of approximately four (4) months, at which time operations were discontinued due to the Company's insufficient operating income and capital to continue operations.

At such time, the Company entered into an arrangement with WAM, under the terms of which WAM assumed the operations of the Registrant and assumed all outstanding Company liabilities and obligations.

    Since January, 1990, the Company has not had any business operations. Beginning in the last quarter of 1993, the Registrant began efforts to bring current all of its filings with state and federal agencies, including the U. S. Securities and Exchange Commission, in order that the Company could proceed to look for a business opportunity for acquisition or in which the Company could become engaged. These activities were completed in 1995.

    During the summer of 1995, the Company entered into a preliminary letter of intent providing for a reorganization with two closely-held companies, a long distance telephone carrier, and a company which its management represented had substantial real estate holdings in Japan.
 This transaction was subject to numerous conditions, including the completion of a due diligence review by the respective companies, compliance with certain representations regarding assets and other covenants, and the preparation and execution by the parties of a definitive reorganization agreement. In connection with this proposed transaction, the Company agreed to sell a total of 360,000 post-split shares to a finder for the sum of $18,000, and certificates representing such shares, and the purchase price, were placed in escrow pending the completion of the reorganization transaction. After reviewing these two companies and the proposed transaction over the next several weeks, the Company decided in December, 1995, to terminate this transaction, as agreed to by the parties, and the shares held in escrow were cancelled.

    Since the end of 1995, the Company has been seeking a business opportunity which it could acquire or in which it could become engaged.

BUSINESS

    The Registrant has not been in business since the end of 1989, and has only recently undertaken necessary activities to enable it to become engaged in business operations. The Company plans to seek out, investigate and acquire, or become engaged in, any business opportunity management believes has good business potential. No specific business or industry is presently contemplated.

    Management anticipates that it will only acquire businesses which have, or can generate or provide, audited financial statements. However, management reserves the right to become engaged in a new business venture or a venture in its infancy, if management determines such venture holds good business potential.

    The Registrant recognizes that because of its extremely limited financial, management and other resources, the number of quality of suitable potential business ventures available to it may be extremely limited.

    The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates, rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, transportation and others. Management's discretion will be unrestricted and it may participate in any business venture whatsoever, which meets the business objectives discussed herein. It is emphasized that the business objectives of the Registrant are extremely general and are not intended to be restrictive upon the discretion of management.

    The Company plans to seek one or more potential business ventures from its known sources, but will rely heavily on personal contacts of its officers and directors, as well as indirect associations or contacts between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms or individuals specializing in business acquisitions or reorganizations. However, any individual or firm, exclusive of the officers, directors and principals of the Company who find a venture in which the Company becomes engaged, may be properly compensated for their efforts. In some instances, the Company may publish notices or advertisements seeking a potential business venture in financial or trade publications.

    The Company will not restrict its search to a venture in any particular stage of development, but may acquire or become engaged in a venture in its preliminary or development stage, may participate in a business which is already in operation, or in a business in various stages of it corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company, as a public company, may offer. In some instances, the business endeavors may involve the acquisition of or merger or reorganization with a corporation which does not need substantial additional capital but which desires to establish a public trading market for it securities.

    Firms which seek the Company's participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal and other costs, along with other conditions or requirements imposed by various state and federal regulatory agencies.

    To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products, marketing concepts or services, the merit of technological changes, and numerous factors which may not be reflected on a balance sheet or operating statement and are difficult, if not impossible, to analyze through the application of objective criteria. In many instances, it anticipated that the results of operation of a specific venture may not be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of growth, it should be emphasized that the Company will incur further risks since management in may instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be accurately predicted.

    The analysis and review of new business ventures will be undertaken by or under the supervision of the officers and directors, none of whom is a professional business analyst. No member of managements has any significant business experience or expertise in any type of business which is likely to be investigated by the Company. Therefore, management will have to rely on their common sense and business judgment as well as upon the advice of consultants to analyze the factors described above. In reviewing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources, the working capital and other financial requirements, the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services available and the depth of management; the potential for growth and expansion; risk factors; the perceived public recognition or acceptance of products, services; and other factors.

    Generally, management will attempt to analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

    The Company is unable to predict the timing as to when it may participate in any specific business endeavor. It expects, however, that the review of business opportunities will commence immediately, and that the analysis and selection of any given venture may take several months or more.

    It is anticipated that business opportunities will be available to the Company from various sources, including its officers and directors and shareholders and their business associates, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with the Company but who submit a potential business opportunity in which the Company elects to participate. No such finder's fee or other fees will be paid to any person who is an officer, director or principal of the Registrant.

    The Company may acquire a business venture by conducting a reorganization or merger involving the issuance of securities of the Company. Due to the requirements of certain provisions of the Internal Revenue Code, as amended, in order to obtain certain beneficial tax consequences in such transactions, the number of shares held by all of the present shareholders of the Company prior to such transaction, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. The result of any such reorganization or merger transaction could be additional substantial dilution to the shareholders of the Company prior to the transaction.

    It is anticipated that the investigation of specific business endeavors and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity under review, the costs theretofore incurred would not be recoverable. Further, even if an agreement is reached for the participation in a specific business venture, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

    The Company presently has essentially no assets, and does not currently have any specific assets, properties or businesses in mind for potential acquisition or involvement by the Company. Further, the Company does not presently have any particular areas of business or industry in which it intends to look for business opportunities.

    In connection with a business acquisition or transaction, the Company may need to raise equity or debt to fund such transaction, or to provide the business opportunity with necessary operating capital. There is no assurance the Company will be able to raise capital when needed, or on terms which are favorable to the Company.

    Offices and Employees

    The Company presently uses the offices of its Secretary/Treasurer and Vice President, at no charge. At such time as business operations commence, the Company may be charged a reasonable amount for its office facilities. The Company has no employees.



                       ITEM 2.  PROPERTIES


    The Company does not hold any properties.




                    ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings, and no such proceedings by or, to the best of its knowledge, against the Company have been threatened.

                             ITEM 4.

                SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report. In August, 1995, the board of directors and holders of a majority of the issued and outstanding voting stock of the Company approved a 1-for-five reverse in the issued and outstanding common stock of the Company.


                             PART II



                             ITEM 5.

              MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

    The Company's securities were not traded or quoted during the quarter ended June 30, 1995, and did not trade, nor were such securities quoted, from approximately October, 1989, until August, 1995. There is currently only a very limited trading market for the Company's shares of common stock; however, the Company's shares of common stock are eligible for quotation on the NASD Electronic Board under the symbol "CLOV." The following sets forth, for the respective periods indicated, the high and low bid prices of the Company's common stock in the over-the-counter market:

Quarter Ended             High Bid       Low Bid

September 30, 1995          $.25           $.25

December 31, 1995           $.25           $.25

March 31, 1996              $.25           $.25

June 30, 1996               $.25           $.25

    As of September 25, 1996, the stock was quoted at $.25 bid, no offer.

  Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

  As of the date of filing this report, there were approximately 120 holders of record of the Company's common stock.



                             ITEM 6.

                     SELECTED FINANCIAL DATA


  The following selected financial data of the Company is not covered by an opinion of a certified public accountant and should be read in conjunction with the financial statements and related notes thereto.


                           INCOME DATA
                                                        Period from Inception
                                                        (September 28, 1987)
                  For the Year Ended June 30,           through June 30, 1996
              1996    1995    1994     1993     1992

Revenue      $ -0-    $-0-    $-0-     $-0-     $-0-            $-0-

Net Income
(loss)       7,535  (7,855) (14,252)  (1,335)   (300)         (183,920)

Net Earnings
(loss)
per share    $0.01    -0-     -0-       -0-      -0-            $0.25


                        BALANCE SHEET DATA
                          AS OF JUNE 30,

              1996    1995    1994      1993     1992


Total        $333     $420    $75      $2,196    $-0-
Assets

Long Term     -0-      -0-     -0-       -0-      -0-
Liabilities

Current
Liabilities  $1,200  1,150   2,350      4,431     900

Total
Liabilities  $1,200  1,150   2,350      4,431     900

Shareholder's
Equity         (865)  (750) (2,275)    (2,235)   (900)



                             ITEM 7.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1996, the Company had only $335 in cash, $1,200 in liabilities, and no other liquid assets or resources.

  At present, the Company does not have adequate capital to conduct any significant operations. The Company is engaged in the search for potential business opportunities for acquisition or involvement by the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

RESULTS OF OPERATIONS

  The Company had essentially no operations during the year ended June 30, 1996. The Company incurred expenses during the year of $7,535 in accounting, legal and other fees in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a possible business reorganization during the fiscal year.

                             ITEM 8.

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  The financial statements are included beginning at page F-1.



                             ITEM 9.

            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE


  Not applicable.


                             PART III



                             ITEM 10.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


NAMES AND TERMS OF OFFICE

  The table below sets forth the name, age, and position of each executive officer and director of the Company.

  Name               Age       Position                                Since*

Whitney O. Cluff      46       President and Chairman           September, 1989

John Papanikolas      46       Secretary/Treasurer and Director September, 1987

Thomas Mulcock        46       Vice President and Director      September, 1994

     * Mr. Papanikolas has been an officer and director since inception. Messrs. Cluff and Papanikolas were elected as officers and directors in connection with the acquisition by the Company of the operating assets of Southwest Awning Systems, which business was terminated by the Company in 1990. Mr. Mulcock was elected an officer and director in January, 1994 in connection with the Company's effort to reactivate its business. (See "ITEM 1. BUSINESS" and "ITEM
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION").

  The term of office of each executive officer and director is one year and until his successor is elected and qualified.

  Set forth below is biographical information for each of the Company's officers and directors.

  Whitney O. Cluff has been privately engaged in a number of ventures during the past several years, primarily in the real estate area. For the past several years, until 1994, he was a part-time employee of Delta Airlines. From 1990 to 1993, he was an employee of WAM Enterprises. From 1987 to 1989, he was engaged as an account executive at Hughes Securities, Inc., a Salt Lake City broker-dealer firm. For a period of approximately two years prior to that position, he was employed as a registered representative with R.A. Johnson & Company, Inc., a Salt Lake City broker-dealer firm. For a period of approximately three years prior to that position, he was employed by Matthew R. White Investment Company, a broker-dealer. Mr. Cluff is a licensed real estate broker in the state of Utah. From the middle of 1994 to the middle of 1995, Mr. Cluff was a director of Digital Scientific, Inc., a closely held corporation engaged in the development of electronics products. He has served on the advisory board of Digital Scientific, Inc., since 1995.

  John G. Papanikolas has been the President and owner of Emissions Xpress, a Salt Lake City based owner and operator of an automobile emissions testing and safety inspection centers, since 1993. From 1989 to the present, he has served as a member of the board of directors of Magna Investment, Ltd., a developer of shopping centers and real estate in Arizona and Utah. Since 1986, he has been a director of Foothill Oriental Rugs, Inc., an importer, wholesaler and retailer of oriental rugs and handmade carpets, located in Salt Lake City, Utah. From 1985 to 1988, he was editor and publisher of Guide Publications 7, Inc., a publishing firm. From 1979 through 1985, he was owner and operator of Clayton Oriental Rugs and in 1985 became advertising manager for Zions Oriental Rugs. From 1989 to 1989, he has worked as a writer and editor for the Salt Lake Tribune, a major daily newspaper in Salt Lake City. In 1983, Mr. Papanikolas earned a bachelor's degree in business administration from the University of Utah and a bachelor's degree in behavioral science from Westminster College.

     Thomas Mulcock has been, since 1972, the owner and operator of Thomas E. Mulcock Real Estate Appraising Company, a real estate appraisal firm in Salt Lake City, Utah. Mr. Mulcock is a member of the National Association of Independent Fee Appraisers, the National Association of Real Estate Boards, and the Salt Lake Board of Realtors. Mr. Mulcock attended the University of Utah from 1967 to 1971, but did not receive a degree.

CONTROL PERSONS

     Of the total of a 1,250,009 post-split shares of common stock issued and outstanding, (after giving effect to a 1-for-25 reverse split effectuated in August, 1994 and a 1-for-5 reverse split effectuated in August, 1995), a total of 499,687 post-split shares are held by the CPM Group, a group consisting of the officers and directors, and Mitchell T. Godfrey, M. Don Nelson, and James C. Lewis. Thus, this group, and its individuals, may be considered to be in control of the Company. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management").


                 ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION DURING FISCAL YEAR

  During the fiscal year ended June 30, 1995, no officer or director received any compensation, except for Whitney O. Cluff, who received restricted common stock in consideration of services rendered on behalf of the Company, described below. Set forth below is a summary of the compensation received by officers and directors during the fiscal year:


                     CASH COMPENSATION TABLE

NAME OF INDIVIDUAL        CAPACITY IN WHICH                   CASH
OR NUMBER IN GROUP            SERVED                       COMPENSATION


Whitney O. Cluff          President, Director              $0 in cash (1)

John Papanikolas          Secretary/Treasurer, Director    $0

Thomas Mulcock            Vice President, Director         $0



1) During the fiscal year, Mr. Cluff was issued a total of 40,000 shares of common stock of the Company in consideration of his efforts on behalf of the Company, valued at approximately $1,000. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; Sales, Issuances and Transfers of Restricted Common Stock").

                             ITEM 12.

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT


  The following table sets forth the name and address, as of the date of the filing of this report, the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group:


                          Amount and Nature of Ownership(1)(3)

                             Sole Voting       Shared Voting
  Name of Person            and Investment     and Investment      Percent of
     or Group                    Power              Power             Class

Principal Shareholders:

CPM Group (2)                    499,687              (2)               40.0
1486 South 1100 East
Salt Lake City, Utah  84105

Whitney O. Cluff                 231,844                                18.5
4751 Ichabod Street
Salt Lake City, Utah 84117                         499,687(2)           40.0

John Papanikolas                 110,642                                 8.9
1486 South 1100 East
Salt Lake City, Utah  84105                         499,687(2)          40.0
Thomas Mulcock                    29,867                                 2.4
1486 South 1100 East
Salt Lake City, Utah  84105                          499,687(2)         40.0
Mitchell T. Godfrey               88,059                                 7.0
230 North Fork Ray Creek
Townsend, Montana  59644                             499,687(2)         40.0

James C. Lewis                    90,418                                 7.2
505 South Main
Bountiful, Utah  84010                               499,687(2)         40.0

M. Don Nelson                     65,468                                 5.2
5122 South Holladay Blvd.
Holladay, Utah  84117                                499,687(2)         40.0

Officers and Directors:

Whitney O. Cluff              (See above)

John Papanikolas              (See above)

Thomas Mulcock                (See above)

All Officers and
Directors as a
Group (3 persons):               372,353                                29.8
                                                      499,687           40.0
- -------------------

  (1)   Unless otherwise indicated, all shares are owned directly and of record.

  (2) These shares are held by a group consisting of Whitney O. Cluff, John Papanikolas and Thomas Mulcock, officers and directors, and M. Don Nelson, Mitchell Godfrey and James C. Lewis. These shares are owned equally by such individuals; therefore, each individual may be deemed to be the beneficial holder of such shares. (See Item 13. Certain Relationships and Related Transactions).

  (3) All figures give effect to a 1-for-25 reverse split effectuated in August, 1994, and a 1-for-5 split effectuated in August, 1995.


                                    ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TERMINATION OF TRANSACTION WITH SOUTHWEST AWNINGS

  As discussed under "ITEM 1. BUSINESS - Organization and History", in the end of August, 1989, the Registrant completed the acquisition of Southwest from DLB Enterprises, Inc. ("DLB"), then unaffiliated with the Company. In connection with this transaction, the Company issued a total of 253,307 shares (as presently constituted after the reverse splits in August, 1994 and June, 1995) to DLB; an additional 108,560 shares to WAM, at that time unaffiliated with the Company; and 144,747 shares to Whitney O. Cluff and his affiliates, who was then a shareholder of the Company. In connection with this transaction, two of the then officers and directors of the Company resigned, and Ken Brown and Marvin Dobkins, officers of DLB, Rick McKinnon, an officer of WAM, and Whitney O. Cluff, were elected as new management. John Papanikolas, who was an original officer and director of the Registrant, remained as a director.

  In the end of 1989, and the beginning of 1990, the business of Southwest was terminated by the Company, and the Company has not conducted any significant operations since that time, except payment of certain accounts payable. In the beginning of 1990, WAM assumed all of the operations of Southwest and agreed to pay all of the Company's outstanding debts. WAM took over the assets of Southwest, consisting of cash, receivables and fixed assets.

SALES, ISSUANCES AND TRANSFERS OF RESTRICTED STOCK

  In the middle and end of 1989, the Company sold a total of 10,113 post split shares of its restricted common stock in private transactions to a total of four
(4) individuals, including John Papanikolas, an officer and director since inception, and Thomas Mulcock, an officer and director since January, 1994, at a price of approximately $.9375 per share (adjusted for the stock splits), or a total of $9,500. This stock was sold to provide the Company with necessary operating capital to continue the business of Southwest, which was ultimately discontinued in the end of 1989.

  In the end of November, 1989, the Company issued a total of 11,200 post-split shares, to Whitney O. Cluff, as payment for salary and fees owed to Mr. Cluff in the amount of $10,500.

  In December, 1992, WAM transferred to Whitney O. Cluff, all of the 108,560 post-split shares of restricted common stock of the Company issued to WAM in connection with the Company's acquisition of Southwest, discussed above. This stock was transferred in exchange for the cancellation of $6,000 owed by WAM to Mr. Cluff. In January, DLB transferred all of the 253,307 post split shares of the Company's common stock issued to DLB in connection with the acquisition of Southwest, in exchange for the payment of $1,500 to DLB.

  In January, 1994, the Company authorized the issuance of a total of 54,933 post split shares of restricted common stock to the CPM Group, a group consisting of Thomas Mulcock, John Papanikolas, and Whitney O. Cluff, officers and directors, and M. Don Nelson, Mitchell T. Godfrey and James C. Lewis, in consideration of the contribution by Messrs. Papanikolas, Mulcock, Godfrey and Nelson of the sum of $2,227 each in cash, and the contribution of time and services by Messrs. Cluff and Lewis. Such cash and services contributions were made as part of the Company's efforts to reactivate its business. In connection with such arrangement, Mr. Cluff has transferred to the CPM Group a total of 370,252 post split shares of restricted common stock held by him or his affiliates, to be owned jointly by the CPM Group. Each of the individuals named above has an equal interest in the shares held by the CPM Group. Mr. Cluff has also agreed to transfer the additional shares held by him or affiliates as follows: 20,360 shares to Mr. Papanikolas; 20,000 shares to Mr. Lewis; and 8,000 shares each to Messrs. Nelson and Godfrey, and William L. Mitchell, who served as an officer for a brief period in 1989 and 1990. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management").

  During the fiscal year ended June 30, 1995, the Company issued a total of 220,000 post split shares of restricted common stock to its officers, directors and other principal shareholders, described in the paragraph above, in consideration of approximately $9,000 in monies advanced by such individuals on behalf of the Company, and services.

  In August, 1995, in connection with a preliminary letter of intent with two private companies, the Company issued a total of 360,000 shares of restricted common stock, registered in the name of Adrian Wilson, an unrelated third party who was acting as a finder, for the agreed purchase price of $18,000. The purchase price and certificate for such stock, were placed in an escrow account pending the Company's review of a possible business reorganization. In the end of 1995, after conducting a preliminary review of these companies and the proposed transaction, the Company decided to terminate this transaction, which decision was accepted by the private companies. At such time, the stock issued to Mr. Wilson was returned to the Company's transfer agent and cancelled.

  During the fiscal year ended June 30, 1996, the Company issued a total of 105,000 shares of its restricted common stock to an Whitney O. Cluff, an officer and director, for services and $2,000 in cash; an additional 40,000 shares to James C. Lewis for services rendered on behalf of the Company; and an additional 65,000 shares to M. Don Nelson and Mitchell T. Godfrey for the sum of $1,625 in cash.

  None of the transactions described above can be considered to be the result of arms' length negotiations. All of the share figures described above give effect to a 1-for-25 reverse split and completed by the Company in August, 1994, and a 1-for-5 reverse split completed in August, 1995.


                             PART IV


        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K

  The following financial statements and schedules are included immediately following the signature page to this report.

(a)(1) FINANCIAL STATEMENTS

TITLE                                                    PAGE NO.

Independent Accountants' Report of Jones, Jensen
  & Company                                                  22

Balance Sheets as of June 30, 1996 and 1995                  23

Statement of Operations for the three
  years ended June 30, 1996, 1995 and 1994                   24
  and from inception through June 30, 1996

Statement of  Stockholders'  Equity for the
   three years ended June 30, 1996, and
   the period from inception through June 30, 1996           25

Statement of Cash Flows for the three
   years ended June 30, 1996, and
   from inception through June 30, 1996                      27

Notes to Financial Statements                                29

(a)(2).  FINANCIAL STATEMENT SCHEDULES

  None.

(a)(3).  EXHIBITS:
         EXHIBIT NO.    SEC Reference No.     Title of Document    Location

             1                 (3)              *Articles of        Form 10-K
                                                Incorporation        for fiscal
                                                                     year ended
                                                                     June, 1989

             2                 (3)              *Bylaws                same

*These documents are incorporated herein by reference.

(b)     REPORTS ON FORM 8-K

  During the fiscal year ended June 30, 1996, the Company filed no reports on Form 8-K.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                      REGISTRANT:

                      CORVALLIS, INC.

    Dated:  September 25, 1996    By /s/Whitney O. Cluff
                                  Whitney O. Cluff (Principal Executive Officer)

    Dated:  September 25, 1996    By /s/John Papanikolas
                                  John Papanikolas (Principal Financial and
                                  Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Dated:  September 25, 1996    By /s/Whitney O. Cluff
                                  Whitney O. Cluff, President and Chairman of
                                  the Board

    Dated:  September 25, 1996    By /s/Thomas Mulcock
                                  Thomas Mulcock, Vice President and Director


    Dated:  September 25, 1996    By /s/John Papanikolas
                                  John Papanikolas, Director

                    INDEPENDENT AUDITORS' REPORT



    The Board of Directors
    Corvallis, Inc. (A Development Stage Company)
    Salt Lake City, Utah

    We have audited the accompanying balance sheets of Corvallis, Inc. (a development stage company), as of June 30, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1996, 1995 and 1994 and for the period from inception on September 28, 1987 through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvallis, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996, 1995 and 1994 and for the period from inception on September 28, 1987 through June 30, 1996 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is a development stage company with no significant operating results to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



    Jones, Jensen & Company
    August 14, 1996

                           CORVALLIS, INC.
                    (A Development Stage Company)
                           Balance Sheets

                               ASSETS

                                                    June 30,
                                               1996         1995
    CURRENT ASSETS

      Cash                                   $  335       $  420

         Total Current Assets                   335          420

         TOTAL ASSETS                        $  335       $  420



           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES

      Accounts payable                      $  1,200      $   -
      Stockholders' payable (Note 6)             -          1,150

         Total Current Liabilities             1,200        1,150

    STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; authorized 200,000,000
       common shares at $0.001 par value;
       1,250,009 and 1,020,002  shares
       issued and outstanding as of June 30,
       1996 and 1995, respectively             1,250        1,020
      Additional paid-in capital             181,805      174,635
      Deficit accumulated during the
        development stage                   (183,920)    (176,385)

         Total Stockholders' Equity
          (Deficit)                             (865)        (730)

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                  $    335      $   420


The accompanying notes are an integral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
                      Statements of Operations

                                                                      From
                                                                  Inception On
                                                                  September 28,
                                                                  1987 Through
                                   For the Years Ended June 30,       June 30,
                                 1996         1995          1994         1996

    REVENUE                   $   -         $   -         $   -       $    -

    EXPENSES

      Consulting fees           1,395         3,425          2,227        7,047
      Legal                     3,200         1,400          2,827        7,427
      Accounting                1,983         1,175          4,775        7,933
      General and
       administrative             957         1,855          1,947        4,759

         Total Expenses         7,535         7,855         11,776       27,166

    LOSS FROM
     OPERATIONS                (7,535)       (7,855)       (11,776)     (27,166)

    LOSS ON  DISCONTINUED
     OPERATIONS                    -            -           (2,476)    (156,754)

    NET LOSS                 $ (7,535)      $(7,855)      $(14,252)   $(183,920)

    WEIGHTED AVERAGE
      NET LOSS PER SHARE     $  (0.01)      $ (0.01)      $  (0.02)   $   (0.25)

    WEIGHTED AVERAGE
     NUMBER OF SHARES
     OUTSTANDING            1,104,301       910,000        772,534      721,320

The accompanying notes are an integral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                       Additional   During the
                                  Common Stock           Paid-in    Development
                               Shares      Amount         Capital      Stage

    Balance at inception          -        $  -           $  -        $   -

    Issuance of common stock
      at inception at $0.1875
      per share                112,000       112           20,888         -

    Issuance of common stock
      in July 1988 at $1.25
      per share, less deferred
      offering costs offset
      against paid-in capital  105,120       105           91,630         -

    Net loss from inception to
      June 30, 1989               -           -               -        (19,673)

    Balance, June 30, 1989     217,120       217          112,518      (19,673)

    Issuance of common stock
     for fixed assets and
     services in August 1989   506,613       507           18,801          -

    Issuance of common stock
      in private placement
      at $0.9375 per share
      in November 1989          21,333       21            19,979          -

    Net loss for the year
      ended June 30, 1990          -         -                -       (132,670)

    Balance, June 30, 1990      745,066      745          151,298     (152,343)

    Net loss for the year
     ended June 30, 1991           -         -                -           (300)

    Balance, June 30, 1991      745,066      745          151,298     (152,643)

    Net loss for the year
     ended June 30, 1992           -          -               -           (300)

    Balance, June 30, 1992      745,066   $  745        $ 151,298   $ (152,943)

The accompanying notes are an integral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)

                                                                   Deficit
                                                                 Accumulated
                                                    Additional    During the
                                  Common Stock        Paid-in     Development
                               Shares    Amount       Capital        Stage

    Balance, June 30, 1992     745,066    $ 745      $ 151,298     $(152,943)

    Net loss for the year ended
      June 30, 1993                -         -            -           (1,335)

    Balance, June 30, 1993     745,066      745        151,298      (154,278)

    Issuance of common stock
     for extinguishment of
     stockholders' payable
     at $0.2587 per share       54,936       55         14,157            -

    Net loss for the year
     ended June 30, 1994           -          -            -         (14,252)

    Balance, June 30, 1994     800,002      800        165,455      (168,530)

    Issuance of common stock
     for extinguishment of
     stockholders' payable
     at $0.04 per share in
     March, 1995                85,000       85          3,315            -

    Issuance of common stock
     for extinguishment of
     stockholders' payable at
     $0.05 per share in
     March, 1995                60,000      60           2,940            -

    Issuance of common stock
     for services rendered at
     $.04 per share in
     March, 1995                75,000      75           2,925            -

    Net loss for the year
     ended June 30, 1995          -         -               -          (7,855)

    Balance, June 30, 1995   1,020,002    $1,020       $174,635     $(176,385)

The accompanying notes are an integreal part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                   Accumulated
                                                      Additional   During the
                                   Common Stock         Paid-in   Development
                               Shares       Amount       Capital      Stage


    Balance, June 30, 1995    1,020,002     $1,020       $174,635    $(176,385)
    Capital contributed by
     extinguishment of
     stockholders' payable        -            -            1,150         -

    Issuance of common stock
     for extinguishment of
     stockholders' payable
     at $0.05 per share in
     September, 1995            20,000         20            980          -

    Issuance of common stock
     for extinguishment of
     stockholders' payable at
     $0.025 per share in
     March, 1996               130,000        130         3,120           -

    Issuance of common stock
     for services rendered at
     $0.025 per share in
     March, 1996                80,000         80         1,920           -

    Fractional shares from
     reverse stock split             7         -             -             -

    Net loss for the year
     ended June 30, 1996            -          -             -         (7,535)

                              1,250,009     $1,250      $181,805    $(183,920)

The accompanying notes are an integral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
                      Statements of Cash Flows

                                                                      From
                                                                  Inception On
                                                                  September 28,
                                                                  1987 Through
                                   For the Years Ended June 30,      June 30,
                                    1996        1995       1994         1996
    CASH FLOWS FROM
      OPERATING ACTIVITIES

       Net loss                    $(7,535)    $(7,855)   $(14,252)   $(183,920)
       Discontinued operations         -           -          -          19,308
       Non-cash services rendered
        and expenses paid by
        stockholders'                6,250       9,400      14,212       26,837
       Increase (decrease) in
         current liabilities         1,200      (1,200)     (2,081)       1,200

           Net Cash Provided (Used)
             by Operating Activities   (85)        345      (2,121)    (136,575)

    CASH FLOWS FROM
      INVESTING ACTIVITIES              -           -          -           -

    CASH FLOWS FROM
      FINANCING ACTIVITIES

        Issuance of common stock        -           -          -        136,910

           Net Cash Provided
             by Financing Activities    -           -          -        136,910

    NET INCREASE (DECREASE)
      IN CASH                         (85)         345       (2,121)        335

    CASH AT BEGINNING OF YEAR         420           75        2,196          -

    CASH AT END OF YEAR           $   335        $ 420      $    75    $    335

    CASH PAID DURING
     THE YEAR FOR

      Interest                    $    -         $   -      $    -     $    -
          Income taxes            $    -         $   -      $    -     $    -


  The accompanying notes are an integral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
                Statements of Cash Flows (Continued)

                                                                      From
                                                                  Inception On
                                                                  September 28,
                                                                   1987 Through
                                      For the Years Ended June 30,     June 30,
                                      1996        1995        1994        1996
    NON-CASH FINANCING
     ACTIVITIES

      Issuance of common stock
       for fixed assets             $  -         $  -        $ -       $ 19,308
      Issuance of common stock
       for extinguishment of
       stockholders' payable        $4,250       $ 6,400     $14,212   $ 20,612
      Issuance of common stock
       for services rendered        $2,000       $ 3,000     $ -       $  5,000


  The accompanying notes are an integral part of these financial statements

                            CORVALLIS, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                        June 30, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   Organization

    The financial statements presented are those of Corvallis, Inc., a development stage company. The Company was incorporated in the State of Nevada on September 28, 1987. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area or direction that it will follow. Therefore, no principal operations have yet begun.

    b.   Accounting Method

    The Company's financial statements are prepared using the accrual method of accounting. The Company elected a June 30th fiscal year end.

    c.   Net Loss Per Share

    The computations of net loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

    d.   Deferred Stock Offering Costs

    In connection  with the public  offering of the Company's  common stock (see
    Note 2), all costs were accumulated as deferred charges. The deferred charges were offset against proceeds received from the stock offering.

    e.   Provision for Taxes

    The  Company   accounts  for  income  taxes  using  Statement  of  Financial
    Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes.

    At June 30, 1996, the Company had net operating loss carryforwards of approximately $183,920 that may be offset against future taxable income through 2011. No provision for income taxes has been made due to these net operating loss carryforwards. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

    Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                            CORVALLIS, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                        June 30, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    f.   Statement of Cash Flows

    For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    g.   Office Space

    A director of the Company provides office space in his home for the Company. The space is used primarily by the director for his personal affairs. The value to the Company is considered immaterial. Accordingly, no benefit has been recorded.

    h.   Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PUBLIC OFFERING

    In 1988 the Company completed a public offering which was registered on Form S-18 in accordance with the Securities Act of 1933. A total of 105,120 units were sold having a gross subscription price of $131,400. Deferred offering costs totaling $39,665 were offset against additional paid-in capital.

NOTE 3 - ASSET PURCHASE AGREEMENT

    In September 1989, the Company completed the terms of an Asset Purchase Agreement with DLB Enterprises, Inc. ("DLB"), a closely-held Nevada corporation, providing for the acquisition by the Company of all of the operating assets of Southwest, a Las Vegas-based enterprise which had been engaged in the manufacture and installation of awnings for commercial, industrial and residential use for approximately the past fourteen (14) months. Southwest was previously a joint enterprise owned and operated in Las Vegas by DLB and WAM Industries, Inc. ("WAM"), a Salt Lake City-based corporation which has been engaged in the awning business for several years.

                            CORVALLIS, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                        June 30, 1996 and 1995


NOTE 3 - ASSET PURCHASE AGREEMENT (Continued)

    Under the terms of the Asset Purchase Agreement, the Company acquired all of the operating assets of Southwest, including equipment, inventory, customer accounts, tradenames and trademarks and other assets in exchange for the issuance to DLB of a total of 253,306 shares of the Company's restricted common stock. Concurrently, the Company also entered into a separate agreement with WAM under the terms of which WAM agreed to act as contractor on all large commercial jobs of the Company at a price of cost plus 10% and generally agreed to contribute its expertise in the development of the Company's business, in consideration of which the Company issued to WAM a total of 108,560 shares of its restricted common stock. In connection with these transactions, the Company issued a total of 144,747 shares of restricted common stock to Whitney O. Cluff and certain of his business associates who were instrumental in facilitating the negotiation and consummation of the transactions. The assets were subsequently written off (see Note 5).

NOTE 4 - DISCONTINUED OPERATIONS

    The Company, on January 1, 1990, decided to discontinue its operations. Therefore, the Company entered into an agreement with WAM Industries in which WAM took over the operations of the Company and paid its outstanding debts, and in consideration, WAM Industries was given all of its assets. The assets consisted of all cash, receivables and fixed assets. The Company has not had any operations since that date except for some incidental expenditures to keep the Company on active status with the State and stock exchanges.

NOTE 5 - GOING CONCERN

    The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Currently, the stockholders are committed to cover all operating and other costs until sufficient revenues are generated.

NOTE 6 - STOCKHOLDERS' PAYABLE

    Some stockholders of the Company have paid all expenses on behalf of the Company. The amount paid on behalf of the Company is non-interest bearing and will be repaid to the stockholders when monies are available or will be converted to equity.

                            CORVALLIS, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                        June 30, 1996 and 1995


NOTE 7 - REVERSE STOCK SPLIT

    On July 21, 1994 during a special meeting of shareholders, a motion was approved authorizing a reverse split of the issued and outstanding common stock of the Company with one new share being issued for every twenty-five
    (25) shares previously held.

     On August 22, 1995 the shareholders of the Company approved a motion authorizing an additional reverse split of the issued and outstanding common stock of the Company on a 1-for-5 basis. All references to shares outstanding and net loss per share have been adjusted to reflect the effects of these stock splits on a retroactive basis.