Form 10-K/A
period 1995-06-30
CORVALLIS INC
filed 1996-10-01
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

             For The Fiscal year Ended June 30, 1995
                  Commission File No. 33-18143-D

                          CORVALLIS, INC.
      (Exact name of Registrant as specified in its Charter)

                   Nevada                             87-0449399
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

         1486 South, 11th East
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

                               None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the bid prices in the over-the-counter market on September 29, 1995, was approximately $61,000.

     As of the date of the filing of this report, the Registrant had outstanding a total of 1,400,000 shares of its common stock, par value $ 0.001, after giving effect to a 1-for-5 reverse split completed in August, 1995.

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

6.  Selected Financial Data .  . .  . .  . .  . .  . .  . .  . .  . .10

7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations . .  . .  . .  . .  . .  .  11

8.  Financial Statements and Supplementary Data .  . .  . .  . .  .  12

9.  Changes in and Disagreements on Accounting and
     Financial Disclosure  .  . .  . . . . . . . . . . . . . . . . . 12


PART III

10. Directors and Executive Officers of the Registrant  . .  . .  .  12

11. Executive Compensation  .  . .  . .  . .  . .  . .  . .  . .  . .14

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

    In July, 1988, the Company completed a public offering of units, each unit consisting of one share of the Company's common stock, one class A common stock warrant, and one class B common stock purchase warrant. At the completion of the offering, the Company had sold a total of 13,140,000 units at an offering price of $0.01 per unit, resulting in gross proceeds to the Company of $131,400, and net proceeds of $98,216 after sales commissions and other expenses of the offering in the amount of $33,184. The Class A and Class B warrants sold in the offering have expired.

    In the end of August, 1989, the Registrant entered into an Asset Purchase Agreement with DLB Enterprises, Inc., a closely-held Nevada corporation, under the terms of which the Registrant acquired all of the assets of "Southwest Awning Systems", a Las Vegas-based enterprise ("Southwest") which had been engaged in the manufacture and installation of awnings for commercial, industrial and residential use. Under the terms of the Asset Purchase Agreement, the Registrant acquired all of the operating assets of Southwest, including equipment, inventory, customer accounts, tradenames and trademarks and other assets, in exchange for the issuance of a total of 31,663,334 shares of the Registrant's restricted common stock to DLB. Concurrently with the transaction with DLB, the Registrant entered into an agreement with W.A.M. Industries, Inc. ("WAM"), a closely-held Utah corporation which had previously owned Southwest with DLB in a joint venture, under the terms of which WAM agreed to act as contractor on all large commercial jobs of the Registrant at a price of cost plus 10%, and generally agreed to contribute its expertise in the development of the Registrant's business. In consideration of these undertakings by WAM, the Company issued to WAM a total of 13,569,995 shares of its restricted common stock. In connection with these transactions, the Registrant issued a total of 18,093,336 shares of restricted common stock to Whitney O. Cluff and his affiliates, who were instrumental in facilitating the negotiation and consummation of the transactions.

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

                             PART II



                             ITEM 5.

              MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

    The Company's securities were not traded or quoted during the quarter ended June 30, 1995, and did not trade, nor were such securities quoted, from approximately October, 1989, until August, 1995. As of September 28, the stock was quoted at $ .50 bid, no offer. There is currently only a very limited trading market for the Company's securities.

  Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

  As of the date of filing this report, there were approximately 65 holders of record of the Company's common stock.



                             ITEM 6.

                     SELECTED FINANCIAL DATA


  The following selected financial data of the Company is not covered by an opinion of a certified public accountant and should be read in conjunction with the financial statements and related notes thereto.


                           Income Data
                                                          Period from Inception
                                                           (September 28, 1987)
                       For the Year Ended June 30,        through June 30, 1995
               1995     1994      1993      1992    1991

Revenue       $-0-      $-0-     $-0-       $-0-    $-0-          $-0-

Net Income
(loss)       (7,855)  (14,252)  (1,335)     (300)   (300)       (176,385)

Net Earnings
(loss)
per share      -0-       -0-      -0-        -0-     -0-          $0.06

                        Balance Sheet Data
                          as of June 30,

              1995      1994     1993       1992      1991


Total        $ 420    $  75     $2,196     $  -0-    $  -0-
Assets

Long Term      -0-      -0-       -0-         -0-       -0-
Liabilities

Current
Liabilities   1,150   2,350      4,431        900       600

Total
Liabilities   1,150   2,350      4,431        900       600

Shareholder's
Equity         (750) (2,275)    (2,235)      (900)     (600)



                             ITEM 7.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1995, the Company had only $420 in cash, $1,150 in liabilities, and no other liquid assets or resources.

  At present, the Company does not have adequate capital to conduct any significant operations. The Company will be engaged immediately in the search for potential business opportunities for acquisition or involvement by the Company. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

RESULTS OF OPERATIONS

  The Company had essentially no operations during the year ended June 30, 1995. The Company incurred expenses during the year of $7,855 in accounting, legal and other fees in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations.




                             ITEM 8.

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  The financial statements are included beginning at page 21.




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

     Name          Age           Position                         Since*

Whitney O. Cluff    45  President and Chairman                  September, 1989

John Papanikolas    45  Secretary/Treasurer and Director        September, 1987

Thomas Mulcock      45  Vice President and Director             September, 1994

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

  Whitney O. Cluff has been privately engaged in a number of ventures during the past several years, primarily in the real estate area. For the past several years, until 1994, he was a part-time employee of Delta Airlines. From 1990 to 1993, he was an employee of WAM Enterprises. From 1987 to 1989, he was engaged as an account executive at Hughes Securities, Inc., a Salt Lake City broker-dealer firm. For a period of approximately two years prior to that position, he was employed as a registered representative with R.A. Johnson & Company, Inc., a Salt Lake City broker-dealer firm. For a period of approximately three years prior to that position, he was employed by Matthew R. White Investment Company, a broker-dealer. Mr. Cluff is a licensed real estate broker in the state of Utah. Since the middle of 1994, Mr. Cluff has been a director of Digital Scientific, Inc., a closely held corporation engaged in the development of electronics products.

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

CONTROL PERSONS

     Of the total of a 1,400,000 post-split shares of common stock issued and outstanding, (after giving effect to a 1-for-25 reverse split effectuated in August, 1994 and a 1-for-5 reverse split effectuated in August, 1995), a total of 499,687 post-split shares are held by the CPM Group, a group consisting of the officers and directors, and Mitchell T. Godfrey, M. Don Nelson, and James C. Lewis. Thus, this group may be considered to be in control of the Company. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management").



                 ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION DURING FISCAL YEAR

  During the fiscal year ended June 30, 1995, no officer or director received any compensation, except for Whitney O. Cluff, who received restricted common stock in consideration of services rendered on behalf of the Company. Set forth below is a summary of the compensation received by officers and directors during the fiscal year:


                     CASH COMPENSATION TABLE

NAME OF INDIVIDUAL        CAPACITY IN WHICH                  CASH
OR NUMBER IN GROUP            SERVED                      COMPENSATION


Whitney O. Cluff          President, Director              $0 in cash (1)

John Papanikolas          Secretary/Treasurer, Director    $0

Thomas Mulcock        Vice President, Director             $0

*Mr. Cluff received a total of 143,750 shares of common stock during the fiscal year in consideration of his efforts on behalf of the Company. (See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; Sales, Issuances and Transfers of Restricted Common Stock).

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



                          Amount and Nature of Ownership(1)(3)

                              Sole Voting       Shared Voting
  Name of Person             and Investment     and Investment     Percent of
     or Group                     Power              Power            Class

Principal Shareholders:

CPM Group (2)                    499,687              (2)              35.7
1486 South 1100 East
Salt Lake City, Utah  84105

Whitney O. Cluff                 166,844                               11.9
4751 Ichabod Street
Salt Lake City, Utah  84117                        499,687(2)          35.7
John Papanikolas                  70,642                                5.0
1486 South 1100 East
Salt Lake City, Utah  84105                        499,687(2)          35.7
Thomas Mulcock                    29,687                                2.1
1486 South 1100 East
Salt Lake City, Utah  84105
                                                   499,687(2)          35.7
Mitchell T. Godfrey               55,334                                4.0
230 North Fork Ray Creek
Townsend, Montana  59644                           499,687(2)          35.7

James C. Lewis                    50,418                                3.6
505 South Main
Bountiful, Utah  84010                             499,687(2)          35.7

M. Don Nelson                     45,468                                3.2
5122 South Holladay Blvd.
Holladay, Utah  84117                              499,687(2)          35.7


Officers and Directors:

Whitney O. Cluff              (See above)

John Papanikolas              (See above)

Thomas Mulcock                (See above)

All Officers and
Directors as a
Group (3 persons):               267,173                               19.1
                                                   499,687             42.8


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

                             ITEM 13.

          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TERMINATION OF TRANSACTION WITH SOUTHWEST AWNINGS

  As discussed under "ITEM 1. BUSINESS - Organization and History", in the end of August, 1989, the Registrant completed the acquisition of Southwest from DLB Enterprises, Inc. ("DLB"), then unaffiliated with the Company. In connection with this transaction, the Company issued a total of 1,266,533 shares, (as presently constituted after the reverse split in August, 1994) to DLB; an additional 542,800 shares to WAM, at that time unaffiliated with the Company; and 723,733 shares to Whitney O. Cluff and his affiliates, who was then a shareholder of the Company. In connection with this transaction, two of the then officers and directors of the Company resigned, and Ken Brown and Marvin Dobkins, officers of DLB, Rick McKinnon, an officer of WAM, and Whitney O. Cluff, were elected as new management. John Papanikolas, who was an original officer and director of the Registrant, remained as a director.

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

SALES, ISSUANCES AND TRANSFERS OF RESTRICTED STOCK

  In the middle and end of 1989, the Company sold a total of 10,113 post split shares of its restricted common stock in private transactions to a total of four
(4) individuals, including John Papanikolas, an officer and director since inception, and Thomas Mulcock, an officer and director since January, 1994, at a price of $.0075 per share, or a total of $9,500. This stock was sold to provide the Company with necessary operating capital to continue the business of Southwest, which was ultimately discontinued in the end of 1989.

  In the end of November, 1989, the Company issued a total of 11,200 post-split shares, to Whitney O. Cluff, as payment for salary and fees owed to Mr. Cluff in the amount of $10,500.

  In December, 1992, WAM transferred to Whitney O. Cluff, all of the 108,557 post-split shares of restricted common stock of the Company issued to WAM in connection with the Company's acquisition of Southwest, discussed above. This stock was transferred in exchange for the cancellation of $6,000 owed by WAM to Mr. Cluff. In January, DLB transferred all of the 245,307 post split shares of the Company's common stock issued to DLB in connection with the acquisition of Southwest, in exchange for the payment of $1,500 to DLB.

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

  In August, 1995, the Company issued a total of 360,000 shares of restricted common stock to Adrian Wilson, an unrelated third party, for the sum of $18,000. The purchase price and certificate for such stock, were held in escrow account pending the Company's review of a possible business reorganization. In December, the Company elected not to proceed with this transaction, and the escrow was terminated and all 360,000 shares were cancelled.

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

(a)(1) FINANCIAL STATEMENTS

TITLE                                                    PAGE NO.

Independent Accountants' Report of Jones, Jensen
  & Company                                                  21

Balance Sheets as of June 30, 1995 and 1994                  22

Statement of Operations for the three
  years ended June 30, 1995, 1994 and 1993                   23
  and from inception through June 30, 1995

Statement of  Stockholders'  Equity for the
  three years ended June 30, 1995, and the
  period from inception through June 30, 1995
                                                             24
Statement of Cash Flows for the three
   years ended June 30, 1995, and
   from inception through June 30, 1995                      26

Notes to Financial Statements                                28

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

(b)     REPORTS ON FORM 8-K

  During the fiscal year ended June 30, 1995, the Company filed no reports on Form 8-K.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                      REGISTRANT:

                      CORVALLIS, INC.

    Dated:  September 29, 1995       By /s/Whitney O. Cluff
                                     Whitney O. Cluff (Principal Executive
                                     Officer)

    Dated:  September 29, 1995       By /s/John Papanikolas
                                     John Papanikolas (Principal Financial and
                                     Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Dated:  September 29, 1995    By /s/Whitney O. Cluff
                                  Whitney O. Cluff, President and Chairman of
                                  the Board

    Dated:  September 29, 1995    By /s/Thomas Mulcock
                                  Thomas Mulcock, Vice President and Director


    Dated:  September 29, 1995    By /s/John Papanikolas
                                  John Papanikolas, Director

                    INDEPENDENT AUDITORS' REPORT



    The Board of Directors
    Corvallis, Inc.
    (A Development Stage Company)
    Salt Lake City, Utah

    We have audited the accompanying balance sheets of Corvallis, Inc., (a development stage company), as of June 30, 1995 and 1994 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1995, 1994 and 1993 and for the period from inception on September 28, 1987 through June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvallis, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the years ended June 30, 1995, 1994 and 1993 and for the period from inception on September 28, 1987 through June 30, 1995 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is a development stage company with no significant operating results to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



    Jones, Jensen & Company
        July 31, 1995

                           CORVALLIS, INC.
                    (A Development Stage Company)
                           Balance Sheets

                               ASSETS

                                                     June 30,
                                              1995               1994
    CURRENT ASSETS

      Cash                                  $   420              $  75

         Total Current Assets                   420                 75

         TOTAL ASSETS                       $   420              $  75



           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


    CURRENT LIABILITIES

      Stockholders' payable (Note 7)        $ 1,150              $2,350

         Total Current Liabilities            1,150               2,350

    STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; authorized 200,000,000
       common shares at $0.001 par value;
       5,100,010 and 4,000,010 shares issued
       and outstanding, respectively          5,100               4,000
      Additional paid-in capital            170,555             162,255
      Deficit accumulated during the
        development stage                  (176,385)           (168,530)

         Total Stockholders'
          Equity (Deficit)                     (730)             (2,275)

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)     $  420            $     75


The accompanying notes are an intergral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
                      Statements of Operations
                                                                     From
                                                                 Inception On
                                                                 September 28,
                                                                  1987 Through
                                For the Years Ended June 30,         June 30,
                              1995          1994         1993          1995

    REVENUE                $   -          $   -        $   -         $   -

    EXPENSES

      Consulting fees       3,425           2,227          -           5,652
      Legal                 1,400           2,827          -           4,227
      Accounting            1,175           4,775          -           5,950
      Other                 1,855           1,947          -           3,802

         Total Expenses     7,855          11,776          -          19,631

    LOSS FROM
     OPERATIONS            (7,855)        (11,776)         -         (19,631)

    LOSS ON  DISCONTINUED
     OPERATIONS               -            (2,476)      (1,335)     (156,754)

    NET LOSS              $(7,855)       $(14,252)     $(1,335)    $(176,385)

    WEIGHTED AVERAGE
      LOSS PER SHARE      $ (0.00)       $  (0.00)     $ (0.00)    $   (0.06)

    Weighted average
     number of shares
     outstanding        4,550,000       3,862,672    3,725,334      3,205,867


The accompanying notes are an integreal part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)
       From inception on September 28, 1987 to June 30, 1995


                                                                     Deficit
                                                                   Accumulated
                                                                    Additional
                                                                   During the
                                  Common Stock        Paid-in      Development
                                Shares    Amount       Capital        Stage

    Balance at inception           -      $   -      $  -         $   -

    Issuance of common stock
      at inception at $.0375
      per share                 560,000      560      20,440          -

    Issuance of common stock
     in July 1988 at $.25,
     less deferred  offering
     costs offset against
     paid-in capital            525,600      526      91,209          -

    Net loss from inception
     to June 30, 1989              -          -          -          (19,673)

    Balance, June 30, 1989    1,085,600    1,086     111,649        (19,673)

    Issuance of common stock
     for fixed assets in
     August 1989              2,533,067    2,533      16,775            -

    Issuance of common stock
     in private placement at
     $.1875 in November 1989   106,667      107       19,893            -

    Net loss for the year
     ended June 30, 1990           -         -           -         (132,670)

    Balance, June 30, 1990   3,725,334     3,726     148,317       (152,343)

    Net loss for the year
    ended June 30, 1991            -         -           -             (300)

    Balance, June 30, 1991   3,725,334     3,726      148,317      (152,643)

    Net loss for the year
     ended June 30, 1992            -         -           -            (300)

    Balance, June 30, 1992   3,725,334      3,726      148,317     (152,943)

    Net loss for the year
    ended June 30, 1993             -         -            -         (1,335)

    Balance, June 30, 1993   3,725,334    $ 3,726    $ 148,317   $ (154,278)


The accompanying notes are an integral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)
       From inception on September 28, 1987 to June 30, 1995


                                                                     Deficit
                                                                    Accumulated
                                                                     Additional
                                                                     During the
                                       Common Stock        Paid-in  Development
                                       Shares    Amount    Capital     Stage

    Balance, June 30, 1993           3,725,334   $3,726    $148,317  $(154,278)

    Issuance of common stock for
     extinguishment of stockholders'
     payable at $.0517                 274,676      274     13,938        -

    Net loss for the year ended
     June 30, 1994                         -         -         -       (14,252)

    Balance, June 30, 1994           4,000,010    4,000    162,255    (168,530)

    Issuance of common stock for
     extinguishment of stockholders'
     payable at $.008 in March 1995    425,000      425      2,975         -

    Issuance of common stock for
     extinguishment of stockholders'
     payable at $.01 in March 1995     300,000      300      2,700         -

    Issuance of common stock for
     services rendered at $.008
     in March 1995                     375,000      375      2,625         -

    Net loss for the year ended
     June 30, 1995                         -         -         -        (7,855)

    Balance, June 30, 1995           5,100,010    $5,100   $170,555  $(176,385)

The accompanying notes are an integral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
                      Statements of Cash Flows
                                                                       From
                                                                   Inception On
                                                                  September 28,
                                                                   1987 Through
                                   For the Years Ended June 30,       June 30,
                                      1995        1994        1993          1995
    CASH FLOWS FROM
      OPERATING ACTIVITIES

       Net loss from operations     $(7,855)    $(14,252)  $ (1,335)  $(176,385)
       Discontinued operations          -            -           -       19,308
       Stock issued for services
         and for relief of debt       9,400       14,212         -       23,612
       Increase (decrease) in
         current liabilities         (1,200)      (2,081)     3,531       1,150

           Net Cash Provided
           (Used) by Operating
           Activities                   345       (2,121)     2,196    (132,315)

    CASH FLOWS FROM
      INVESTING ACTIVITIES               -           -           -          -

    CASH FLOWS FROM
      FINANCING ACTIVITIES

        Issuance of common stock         -           -           -      132,735

           Net Cash Provided (Used)
             by Financing Activities     -           -           -      132,735

    NET INCREASE (DECREASE)
      IN CASH                           345      (2,121)       2,196        420

    CASH AT BEGINNING OF YEAR            75       2,196           -          -

    CASH AT END OF YEAR              $  420     $    75      $ 2,196    $   420

    CASH PAID DURING
     THE YEAR FOR

      Interest                       $   -      $    -       $    -     $    -
        Income taxes                 $   -      $    -       $    -     $    -


The accompnaying notes are an integral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
                Statements of Cash Flows (Continued)

                                                                      From
                                                                  Inception On
                                                                  September 28,
                                                                   1987 Through
                                  For the Years Ended June 30,        June 30,
                                   1995        1994       1993           1995

    NON-CASH FINANCING
     ACTIVITIES

      Issuance of common stock
       for fixed assets            $  -       $  -        $  -         $ 19,308
      Issuance of common stock
       for extinguishment of
       stockholders' payable       $ 6,400    $14,212     $  -         $ 20,612
      Issuance of common stock
           for services rendered   $ 3,000    $  -        $  -         $  3,000



The accompanying notes are an integral part of these financial statements

                           CORVALLIS, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                       June 30, 1995 and 1994


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

      e.  Taxes on Income

          Effective for fiscal year 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under the provisions of SFAS No. 109, the Company elected not to restate prior years and has determined that the cumulative effect of this accounting change is immaterial. The Company has a net operating loss carryover of approximately $175,000 which begins to expire in 2004.

      f.  Statement of Cash Flows

          For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      g.  Office Space

          A director of the Company provides office space in his home for the Company. The space is used primarily by the director for his personal affairs. The value to the Company is minimal. Accordingly, no benefit has been recorded.

                           CORVALLIS, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                       June 30, 1995 and 1994


    NOTE 2 -           PUBLIC OFFERING OF UNITS

     The Company made a public offering of 800,000 units. Each unit consists of one (1) share of its previously authorized but unissued common stock and two (2) warrants. The Warrant A was exercisable at $.75 for a period of six
     (6) months commencing six (6) months from the effective date of the offering. The Warrant B was exercisable at $1.50 for a period of one (1) year commencing one (1) year from the effective date of the offering. Both warrants were separately transferrable immediately on issuance. This offering was registered on Form S-18 in accordance with the Securities Act of 1933. An offering price of $.25 per unit was arbitrarily determined by the Company and the underwriter. The offering was conducted by the underwriter on a "400,000 Unit minimum, 800,000 Unit maximum" basis. As of June 30, 1988, the Company had sold 443,600 units having a gross subscription price of $110,900. This allowed the Company to "break escrow" and all but $1,600 of the funds were transferred from the escrow account to the general checking. On July 20, 1988 the Company completed its public offering. A total of 525,600 units were sold having a gross subscription price of $131,400. Deferred offering costs totaling $39,665 were offset against additional paid-in capital.

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

     Under the terms of the Asset Purchase Agreement, the Company acquired all of the operating assets of Southwest, including equipment, inventory, customer accounts, tradenames and trademarks and other assets in exchange for the issuance to DLB of a total of 1,266,533 shares of the Company's restricted common stock. Concurrently, the Company also entered into a separate agreement with WAM under the terms of which WAM agreed to act as contractor on all large commercial jobs of the Company at a price of cost plus 10% and generally agreed to contribute its expertise in the development of the Company's business, in consideration of which the Company had issued to WAM a total of 542,800 shares of its restricted common stock. In connection with these transactions, the Company issued a total of 723,734 shares of restricted common stock to Whitney O. Cluff and certain of his business associates who were instrumental in facilitating the negotiation and consummation of the transactions. The assets were subsequently written off, see Note 5.

                           CORVALLIS, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                       June 30, 1995 and 1994


    NOTE 4 -           PRIVATE PLACEMENT

          On November 22, 1989, the Company issued 106,667 common shares at a price of $.1875. The Board of Directors issued to Whitney Cluff shares for monies he expended on behalf of the Company.

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

    NOTE 6 - GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Currently, management is committed to cover all operating and other costs until sufficient revenues are generated.

    NOTE 7 - STOCKHOLDERS' PAYABLE

          Somestockholders of the Company have paid expenses on behalf of the Company. The amount paid on behalf of the Company is non-interest bearing and will be repaid to the stockholders when monies are available.

    NOTE 8 - REVERSE STOCK SPLIT

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