Form 10-Q
period 1996-09-30
CORVALLIS INC
filed 1996-11-14
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended:  September 30, 1996     Commission File No. 33-18143-D

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Transition Period From:     To:

    Commission File No.

                                CORVALLIS, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Nevada                                                87-0449399
            ------                                                ----------
      (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                         Identification No.)


          1486 South 11th East
          Salt Lake City, Utah                                     84105
          --------------------                                     -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (801) 487-3893
                                                     -----------------
               Not applicable
     -----------------------------

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

                      APPLICABLE ONLY TO CORPORATION ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the date of filing of this report, the Registrant had a total of 1,250,009 shares of common stock issued and outstanding, after giving effect to a 1-for-25 reverse split completed in August, 1994, and a 1-for-5 reverse split in August, 1995.

                         PART 1.  FINANCIAL INFORMATION



-----------------------------------------------------------------------------

                           ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

   In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations and changes in its financial position for the three months ended September 30, 1996, and September 30, 1995, respectively, and from inception on September 28, 1987 through September 30, 1996. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.
-----------------------------------------------------------------------------

                                   ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


MATERIAL CHANGES IN FINANCIAL CONDITION

     The Registrant has been essentially inactive since January, 1990. The Registrant's financial condition has not changed materially since the year ended June 30, 1994. However, during the fiscal year ended June 30, 1996, the Registrant incurred $7,535 in legal, accounting and other expenses in connection with the filing of periodic reports of the Registrant's efforts to reactivate its operations and the Registrant's review of business opportunities for possible involvement by the Registrant. During the quarter ended September 30, 1996, the Registrant incurred a total of $1,121 in such expenses, as compared to a total of $974 in expenses for the quarter ended September 30, 1995.

        The Registrant's financial condition has not changed materially since the year ended June 30, 1991, or since January, 1990. Since January, 1990, the Registrant has had essentially no assets and no revenue or losses from operations.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the quarters ended September 30, 1996 and September 30, 1995. The Registrant had a loss of $1,121 for the three months ended September 30, 1995, as compared to a loss of $974 for the three months ended September 30, 1995. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.

     The Registrant had not filed any reports on Form 10-Q or Form 10-K from September 1989 until the second quarter of 1994, when new management undertook efforts to reactivate the Registrant and bring it current in its filing requirements. However, as indicated, the financial condition of the Registrant has not changed materially since January 1990, except for the contribution of some cash and services by officers, directors and certain shareholders in exchange for stock, for the purpose of reactivating the Company.


                        PART 2.  OTHER INFORMATION
------------------------------------------------------------------------------

                        ITEM 1.  LEGAL PROCEEDINGS
------------------------------------------------------------------------------

         The Company is not a party to any legal proceedings and, to the best of its knowledge, no such action by or against the registrant has been threatened.
------------------------------------------------------------------------------

                       ITEM 2.  CHANGES IN SECURITIES
------------------------------------------------------------------------------

          None.
------------------------------------------------------------------------------

                      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
------------------------------------------------------------------------------

        Not applicable.
------------------------------------------------------------------------------

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.
------------------------------------------------------------------------------

                              ITEM 5.  OTHER INFORMATION
------------------------------------------------------------------------------

        None.
------------------------------------------------------------------------------

                         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------


     (a)  Exhibits.
          ---------

     None.

    (b)  Reports on Form 8-K.
         --------------------

     During the quarter ended September 30, 1996, no reports on Form 8-K were filed by the Registrant.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CORVALLIS, INC.
                               (Registrant)


Date:  11/12/96                By  /s/ Whitney O. Cluff
                               ---------------------
                               Whitney O. Cluff, President and
                               Chief Executive Officer

                         CORVALLIS, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                            ---------

                                           September 30,   June 30
                                           1996            1996
                                           ------------    -----------
                                           (Unaudited)     (Audited)
CURRENT ASSETS

  Cash                                     $     1,964            335
                                           ------------    -----------
     Total Current Assets                        1,964            335
                                           ------------    -----------
     TOTAL ASSETS                          $     1,964     $      335
                                           ============    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------------------------
CURRENT LIABILITIES

  Accounts payable                         $       950     $    1,200
  Stockholders' payable (Note 6)                 3,000             -
                                           ------------    -----------
     Total Current Liabilities                   3,950          1,200
                                           ------------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock authorized 200,000,000
   shares at $0.001 par value; 1,250,009 and
   1,250,009 shares issued and outstanding,
   respectively                                  1,250          1,250
  Additional paid-in capital                   181,805        181,805
  Deficit accumulated during the development
   stage                                      (185,041)      (183,920)
                                           -------------    -----------
     Total Stockholders' Equity (Deficit)     (  1,986)      (    865)
                                           -------------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                   $      1,964     $      335
                                          ==============   =============









The accompanying notes are an integral part of these financial statements.

                         CORVALLIS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                              From
                                                              Inception on
                                                              September 28,
                              For the Three Months            1987 Through
                              Ended September 30,             September 30,
                             -----------------------------    ----------------
                             1996            1995               1995
                             -------------   -------------    ----------------
REVENUES                     $      -        $      -         $     -

EXPENSES

  Consulting fees                   -               -               7,047
  Legal                             -               -               7,427
  Accounting                      1,000              800            8,933
  Other                             121              174            4,880
                             -------------  --------------   -----------------

     Total Expenses               1,121              974          (28,287)
                             -------------  --------------   -----------------
LOSS BEFORE DISCONTINUED
  OPERATIONS                     (1,121)            (974)         (28,287)
                             -------------  --------------   -----------------
LOSS ON DISCONTINUED
 OPERATIONS                          -               -           (156,754)
                             -------------  --------------   -----------------
NET LOSS                     $   (1,121)    $       (974)    $   (185,041)
                             ============= ===============   =================
LOSS PER SHARE               $    (0.00)    $       (0.00)   $      (0.26)
                             ============= ===============   =================














The accompanying notes are in integral part of these financial statements.

                         CORVALLIS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                           (Unaudited)

                                                                                      Deficit
                                                                                      Accumulated
                                             Common Stock            Additional       During the
                                         ------------------------    Paid-in          Development
                                         Shares        Amount        Capital          Stage
                                        -----------   ----------    -----------      ------------

Balance at inception                          -        $    -        $    -           $   -

Issuance of common stock at
 inception at $.1875 per share               112,000         112         20,888           -

Issuance of common stock in July
 1988 at $1.25, less deferred offering
 costs offset against paid-in capital        105,120         105         91,630           -

Net loss from inception to
 June 30, 1989                                 -            -              -             (19,673)
                                         -----------   -----------   ------------     -----------
Balance, June 30, 1989                       217,120         217        112,518          (19,673)

Issuance of common stock for
 fixed assets in August 1989                 506,613         507         18,801           -

Issuance of common stock in
 private placement at $.9375
 in November 1989                             21,334          21         19,979           -

Net loss for the year ended
 June 30, 1990                                  -             -              -          (132,670)
                                          -----------  ------------   -------------    ----------
Balance, June 30, 1990                       745,067         745        151,298         (152,343)

Net loss for the year ended
 June 30, 1991                                  -            -              -               (300)
                                          -----------  ------------   -------------    ----------
Balance, June 30, 1991                        745,067        745        151,298         (152,643)

Net loss for the year ended
 June 30, 1992                                  -             -              -              (300)
                                          ------------ -------------  -------------   ----------
Balance, June 30, 1992                        745,067        745        151,298         (152,943)

Net loss for the year ended
 June 30, 1993                                  -             -              -            (1,335)
                                          -----------  -------------  -------------   -----------
Balance, June 30, 1993                       745,067   $     745      $ 151,298       $ (154,278)
                                          -----------  -------------  -------------   -----------



The accompanying notes are an integral part of these financial statements

                         CORVALLIS, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
                           (Unaudited)

                                                                           Deficit
                                                                           Accumulated
                                Common Stock               Additional      During the
                               -------------------------   Paid-in         Development
                               Shares        Amount        Capital         Stage
                               -----------   -----------   ------------    --------------
Balance, June 30, 1993             745,067   $      745    $   151,298     $    (154,278)

Issuance of common stock for
 extinguishment of stockholders'
 payable at $.0517                  54,935           55         14,157               -

Net loss for the year ended
 June 30, 1994                        -              -             -             (14,252)
                               -----------   -----------   ------------    --------------
Balance, June 30, 1994             800,002          800        165,455          (168,530)

Issuance of common stock for
 extinguishment of stockholders'
 payable at $.008 in March 1995     85,000           85          3,315               -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $.01 in March 1995      60,000           60          2,940               -

Issuance of common stock for
 services rendered at $.008
 in March 1995                      75,000           75          2,925               -

Net loss for the year ended
 June 30, 1995                        -               -             -             (7,855)
                              -------------  -----------   ------------    ---------------
Balance, June 30, 1995           1,020,002   $    1,020    $   174,635     $     (176,385)
                              ------------   -----------   ------------    ---------------



The accompanying notes are an integral part of these financial statements

                         CORVALLIS, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
                           (Unaudited)

                                                                             Deficit
                                                                             Accumulated
                                     Common Stock             Additional     During the
                                 --------------------------   Paid-in        Development
                                 Shares        Amount         Capital        Stage
                                 ------------  ------------   -----------    -------------
Balance, June 30, 1995             1,020,002   $     1,020    $  174,635     $   (176,385)

Capital contributed by
 extinguishment of
 stockholders' payable                 -                -          1,150             -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $0.05 per share in
 September, 1995                      20,000            20           980             -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $0.025 per share in
 March, 1996                         130,000           130         3,120             -

Issuance of common stock for
 services rendered at $0.025
 per share in March, 1996             80,000            80         1,920             -

Fractional shares from reverse
 stock split                               7             -           -                -

Net loss for the year ended
 June 30, 1996                        -                  -           -             (7,535)
                                 ------------  ------------   -----------   --------------
Balance, June 30, 1996             1,250,009         1,250       181,805         (183,920)

Net loss for the three months
 ended September 30, 1996             -                  -           -             (1,121)
                                 ------------  -------------  ------------   -------------
Balance, September 30, 1996        1,250,009   $     1,250    $  181,805     $   (185,041)
                                 ============ ============== =============   =============




The accompanying notes are an integral part of these financial statements

                         CORVALLIS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                               From
                                                               Inception on
                                     For the Three Months      September 28,
                                     Ended September 30,       1987 Through
                                     ------------------------- September 30,
                                     1996          1995        1995
                                     ------------  ----------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $   (1,121)   $    (974)   $   (185,041)
 Issuance of common stock for
   fixed assets                           -            -              19,308
 Non-cash services rendered and
   Expenses paid by stockholders          -            -              25,687
 Accounts payable stockholder
   converted to additional
   paid-in capital                        -            1,150           1,150
 Increase (decrease) in current
   liabilities                            2,750       (1,150)          3,950
                                     -----------   ------------  ------------
     Net Cash Provided (Used)
      by Operating Activities             1,629         (974)       (134,946)
                                     -----------   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES      -            -                 -
                                     -----------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                    -             1,000        136,910
                                     ------------  ------------  -------------
     Net Cash Provided (Used)
      by Financing Activities             -             1,000        136,910
                                     ------------  ------------  ------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                1,629            26          1,964

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        335           420             -
                                     ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $    1,964    $      446    $     1,964
                                     ============  ============  ============
CASH PAID DURING THE PERIOD FOR
  Interest                           $    -        $      -      $        -
  Income taxes                       $    -        $      -      $        -

NONCASH FINANCING ACTIVITIES
  Issuance of common stock for
   fixed asset                       $    -        $      -      $    19,308

  Issuance of common stock for
   stockholders' payable             $    -        $      -      $    20,612

The accompanying notes are an integral part of these financial statements


                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               September 30, 1996 and June 30, 1996


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At September 30, 1996, the Company had net operating loss carryforwards of approximately $185,000 that may be offset against future taxable income through 2011. No provision for income taxes has been made due to these net operating loss carryforwards. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               September 30, 1996 and June 30, 1996


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


                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               September 30, 1996 and June 30, 1996


NOTE 3 - ASSET PURCHASE AGREEMENT (Continued)

Under the terms of the Asset Purchase Agreement, the Company acquired all of the operating assets of Southwest, including equipment, inventory, customer accounts, tradenames and trademarks and other assets in exchange for the issuance to DLB of a total of 253,306 shares of the Company's restricted common stock. Concurrently, the Company also entered into a separate agreement with WAM under the terms of which WAM agreed to act as contractor on all large commercial jobs of the Company at a price of cost plus 10% and generally agreed to contribute its expertise in the development of the Company's business, in consideration of which the Company issued to WAM a total of 108,560 shares of its restricted common stock. In connection with these transactions, the Company issued a total of 144,747 shares of restricted common stock to Whitney O. Cluff and certain of his business associates who were instrumental in facilitating the negotiation and consummation of the transactions. The assets were subsequently written off (see Note 4).

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

                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               September 30, 1996 and June 30, 1996


NOTE 7 - REVERSE STOCK SPLITS

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