Form 10-Q
period 1996-12-31
CORVALLIS INC
filed 1997-02-18
CIK 824851

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

       For Quarter Ended:  December 31, 1996 Commission File No. 33-18143-D

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition Period From:                To:

       Commission File No.

                         CORVALLIS, INC.
                         ---------------
      (Exact name of registrant as specified in its charter)

                   Nevada                       87-0449399
                  --------                      -----------
      (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)           Identification No.)


           1486 South 11th East
           Salt Lake City, Utah                 84105
           --------------------                 -----
   (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (801) 487-3893
                                                     --------------

               Not applicable
               --------------
Former name, former address and former fiscal year, if changed since last report.


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

                  PART 1.  FINANCIAL INFORMATION
               -----------------------------------
                  ITEM 1.  FINANCIAL STATEMENTS

          In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of its operations and changes in its financial position for the six months ended December 31, 1996, and December 31, 1995, respectively, and from inception on September 28, 1987 through December 31, 1996. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

                                   ITEM 2.
                                   -------

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        --------------------------------------------------

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     The Registrant has been essentially inactive since January, 1990. The Registrant's financial condition has not changed materially since the year ended June 30, 1994. However, during the fiscal year ended June 30, 1996, the Registrant incurred $7,535 in legal, accounting and other expenses in connection with the filing of periodic reports of the Registrant's efforts to reactivate its operations and the Registrant's review of business opportunities for possible involvement by the Registrant. During the quarter ended December 31, 1996, the Registrant incurred a total of $6,201 in such expenses, as compared to a total of $416 in expenses for the quarter ended December 31, 1995.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the quarters ended December 31, 1996 and December 31, 1995. The Registrant had a loss of $7,322 for the six months ended December 31, 1996, as compared to a loss of $1,390 for the six months ended December 31, 1995. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.

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


                    PART 2.  OTHER INFORMATION
                   --------------------------

                          ITEM 1.  LEGAL PROCEEDINGS
                          --------------------------

     The Company is not a party to any legal proceedings and, to the best of its knowledge, no such action by or against the registrant has been threatened.

                       ITEM 2.  CHANGES IN SECURITIES
                        ------------------------------

     None.

                          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                   ----------------------------------------

     Not applicable.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  -------------------------------------------------------------

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                          ITEM 5.  OTHER INFORMATION
                          --------------------------

      None.

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  ------------------------------------------

(a)   Exhibits.

      None.

(b) Reports on Form 8-K. During the quarter ended December 31, 1996, no reports on Form 8-K were filed by the Registrant.

                            SIGNATURES
                           ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORVALLIS, INC.
(Registrant)


Date:  2/13/97                  By  /s/ Whitney O. Cluff
                                Whitney O. Cluff, President and
                                Chief Executive Officer

















                         CORVALLIS, INC.
                  (A Development Stage Company)

                       Financial Statements

               December 31, 1996 and June 30, 1996

















































                         C O N T E N T S


Independent Auditors' Report                                   3

Balance Sheets                                                 4

Statements of Operations                                       5

Statements of Stockholders' Equity (Deficit)                   6

Statements of Cash Flows                                       9

Notes to the Financial Statements                             11







                   INDEPENDENT AUDITORS' REPORT
                         ----------------------------

January 13, 1997



The Board of Directors
Corvallis, Inc.
Salt Lake City, Utah

The accompany balance sheet of Corvallis, Inc. (a development stage company) as of December 31, 1996 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months and six months then ended and for the three months and six months ended December 31, 1995 and from inception on September 28, 1987 through December 31, 1996 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet of Corvallis, Inc. as of June 30, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated August 14, 1996.



Jones, Jensen & Company
                         CORVALLIS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                            December 31,            June 30,
                                                1996                 1996
                                           --------------      --------------
                                            (Unaudited)           (Audited)

CURRENT ASSETS

  Cash                                     $       787         $       335
                                           --------------      --------------
     Total Current Assets                          787                 335
                                           --------------      --------------
     TOTAL ASSETS                          $       787         $       335
                                           ==============      ==============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                        $       950         $    1,200
   Stockholders' payable (Note 6)                   24                -
                                           ---------------     --------------
     Total Current Liabilities                     974              1,200
                                           ---------------     --------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock authorized 200,000,000
   shares at $0.001 par value: 1,330,009
   and 1,250,009 shares issued and
   outstanding, respectively                    1,330              1,250
  Additional paid-in capital                  189,725            181,805
  Deficit accumulated during the
  development stage                          (191,242)          (183,920)
                                           ---------------    ---------------

     Total Stockholders' Equity (Deficit)        (187)              (865)
                                           ---------------    ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                      $      787         $      335
                                           ==============     ===============











The accompanying notes are an integral part of these financial statements.

                         CORVALLIS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                                      From
                                                                                   Inception on
                                                                                   September 28,
                       For the Three             Months For the Six Months         1987 Through
                     Ended December 31,               Ended December 31,           December 31,
                        1996          1995          1996          1995                 1996
                     ----------    ----------    ----------   -----------           ----------
REVENUE              $   -         $   -         $   -        $   -                 $      -

EXPENSES

  Consulting fees      2,000           -           2,000          -                      9,047
  Legal                2,000           -           2,000          -                      9,427
  Accounting             315           400         1,315         1,200                   9,248
  Other                1,716            16         1,837            30                   6,596
  Transfer fees          170           -             170           160                     170
                     ----------    ----------    ----------   ----------            -----------
     Total Expenses    6,201           416         7,322         1,390                  34,488

LOSS BEFORE
DISCONTINUED
OPERATIONS            (6,201)         (416)       (7,322)       (1,390)                (34,488)

LOSS ON
DISCONTINUED
OPERATIONS               -             -             -             -                  (156,754)
                     ----------    ----------    ----------   ----------             ----------

NET LOSS             $(6,201)      $  (416)      $(7,322)     $ (1,390)             $ (191,242)
                     ==========    ==========    ==========   ==========            ===========

WEIGHTED
 AVERAGE
LOSS PER SHARE       $ (0.00)      $ (0.00)      $ (0.00)     $  (0.00)
                     ==========    ==========    ==========   ==========



The accompanying notes are an integral part of these financial statements.






















                         CORVALLIS, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                           (Unaudited)

                                                                  Deficit
                                                                  Accumulated
                                                   Additional     During the
                          Common Stock              Paid-in        Development
                     Shares         Amount         Capital        Stage
                     ------------   ------------   ------------   ------------

Balance at inception     -          $   -          $      -          $   -

Issuance of common
 stock at inception
 at $.1875 per share 112,000             112          20,888             -

Issuance of common
 stock in July 1988
 at $1.25, less
 deferred offering
 costs offset
 against paid-in
 capital             105,120             105          91,630             -

Net loss from
 inception to June
 30, 1989                -               -                -           (19,673)
                    ------------    ------------   ------------   ------------

Balance, June 30,
 1989                217,120             217          112,518         (19,673)

Issuance of common
 stock for fixed
 assets in August
 1989                506,613             507           18,801             -


Issuance of common
 stock in private
 placement at
 $.9375 in November
 1989                 21,334              21           19,979             -


Net loss for the
 year ended June
 30, 1990                -               -                -          (132,670)
                     ------------   ------------   ------------   ------------
Balance, June
 30, 1990            745,067             745          151,298        (152,343)

Net loss for the
 year ended
 June 30, 1991           -               -                -              (300)
                     ------------   -------------  ------------   ------------


Balance,
 June 30, 1991       745,067             745          151,298        (152,643)

Net loss for
 the year ended
 June 30, 1992           -               -                -              (300)
                     ------------   ------------  ------------    ------------

Balance,
 June 30, 1992       745,067             745          151,298        (152,943)

Net loss for the
 year ended
 June 30, 1993           -               -                -            (1,335)
                     ------------   ------------  -------------   ------------


Balance,
 June 30, 1993       745,067             745          151,298        (154,278)
                     ------------   ------------  -------------   ------------

The accompanying notes are an integral part of these financial statements.








































                         CORVALLIS, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
                           (Unaudited)
                                                                  Deficit
                                                                  Accumulated
                                                   Additional     During the
                          Common Stock              Paid-in        Development
                     Shares         Amount         Capital        Stage
                     ------------   ------------   ------------   ------------

Balance,
 June 30, 1993          745,067     $  745         $ 151,298      $(154,278)

Issuance of common
 stock for
 extinguishment of
 stockholders'
 payable at $.0517       54,935         55            14,157             -

Net loss for the
 year ended June
 30, 1994                   -           -              -            (14,252)
                    -----------   -----------  --------------   -------------
Balance, June 30,
 1994                  800,002         800           165,455       (168,530)

Issuance of common
 stock for
 extinguishment of
 stockholders'
 payable at $.008
 in March 1995          85,000          85             3,315           -

Issuance of common
 stock for
 extinguishment of
 stockholders'
 payable at $.01 in
 March 1995             60,000          60             2,940           -

Issuance of common
 stock for
 services rendered
 at $.008
 in March 1995          75,000          75             2,925           -

Net loss for the
 year ended June
 30, 1995                -              -                -          (7,855)

Balance, June 30, ---------------  ------------   -------------    ----------
 1995                1,020,002     $     1,020         $174,635     $(176,385)
                  --------------   ------------   -------------    ----------
The accompanying notes are an integral part of these financial statements.






                         CORVALLIS, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
                           (Unaudited)



                                                                  Deficit
                                                                  Accumulated
                                                   Additional     During the
                          Common Stock              Paid-in        Development
                     Shares         Amount         Capital        Stage
                     ------------   ------------   ------------   ------------

Balance, June 30,
1995                 1,020,002      $    1,020     $ 174,635      $(176,385)

Capital contributed
 by extinguishment
 of stockholders'
 payable                   -              -            1,150            -

Issuance of common
 stock for
 extinguishment of
 stockholders'
 payable at $0.05
 per share in
 September, 1995        20,000              20           980            -
Issuance of common
stock for
extinguishment of
stockholders'
payable at $0.025 per
share in
March, 1996            130,000             130          3,120            -

Issuance of common
 stock for services
 rendered at $0.025
 per share in March,
 1996                   80,000             80           1,920            -

Fractional shares
 from reverse stock
 split                       7             -             -               -

Net loss for the year
 ended June 30, 1996       -               -             -           (7,535)
                     ------------  ------------   ------------   ------------

Balance, June 30,
 1996                1,250,009          1,250         181,805      (183,920)

Issuance of common
 stock for services
 rendered at $0.10
 per share in
 October, 1996          30,000             30           2,970          -


Issuance of Common
 stock for
 extinguishment of
 stockholders'
 payable at $0.10
 per share in
 October 1996          50,000              50           4,950          -

Net loss for the six
 months ended
 December 31, 1996         -             -               -          (7,322)
                     ------------   ------------   ------------   ------------
Balance, December
 31, 1996              1,330,009    $   1,330      $   189,725    $ (191,242)
                     ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements.










































                         CORVALLIS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                                        From
                                                                                     Inception on
                                                                                    September 28,
                           For the Three             Months For the Six Months       1987 Through
                         Ended December 31,               Ended December 31,         December 31,
                          1996          1995              1996          1995            1996
                       ----------    ----------        ----------   -----------      ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss             $  (6,201)    $    (416)        $  (7,322)   $   (1,390)      $  (191,242)
  Issuance of common
   stock for fixed
   assets                    -             -                  -            -              19,308
  Stock issued for
  services
  expenses paid by
  stockholders            3,000            -               3,000           -              28,687
  Accounts payable
   stockholder
   converted to
   additional paid-in
   capital     -               -           -                  -            -               1,150
  Increase (decrease)
  in current
  liabilities             2,024            -               4,774           -               5,974
                       ----------    -----------       ----------   -----------      ------------

     NET CASH PROVIDED
     (USED) BY
     OPERATING
     ACTIVITIES          (1,177)          (416)              452       (1,390)         (136,123)
                       ----------    -----------       ----------   -----------      ------------

CASH FLOWS FROM
 INVESTING ACTIVITIES       -              -                  -       -                  -
                       ----------    -----------       ----------   -----------      ------------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Sale of common stock      -              -                   -          1,000          136,910
                       -----------   ------------      -----------  ------------     ------------

     NET CASH PROVIDED
     (USED)
     BY FINANCING
     ACTIVITIES             -              -                   -          1,000          136,910
                       ----------    ------------      -----------  ------------     ------------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS             (1,177)         (416)                452          (390)             787


CASH AND CASH
 EQUIVALENTS
 AT BEGINNING OF
 PERIOD                   1,964           446                 335           420               -
                       ----------    ------------      -----------  ------------     ------------


CASH AND CASH
 EQUIVALENTS
 AT END OF PERIOD      $    787      $     30          $      787   $        30      $      787
                       ==========  ==========    =========  ==========   ==========

The accompanying notes are an integral part of these financial statements.
























































                         CORVALLIS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                                        From
                                                                                     Inception on
                                                                                    September 28,
                           For the Three             Months For the Six Months       1987 Through
                         Ended December 31,               Ended December 31,         December 31,
                          1996          1995              1996          1995            1996
                       ----------    ----------        ----------   -----------      ----------
CASH PAID FOR

  Income Taxes         $    -        $   -             $    -         $   -            $    -
  Interest             $    -        $   -             $    -         $   -            $    -

NON CASH FINANCING ACTIVITIES

  Issuance of common
   stock for equipment $    -        $   -             $    -         $   -            $  19,308

  Issuance of common
   stock
   for stockholders'
   payable             $  5,000      $   -             $  5,000    $   -            $  25,612

  Issuance of common
    stock for services
    rendered           $  3,000      $   -             $  3,000    $  -             $  8,000































                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               December 31, 1996 and June 30, 1996

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     Organization

The financial statements presented are those of Corvallis, Inc, a development stage company. The Company was incorporated in the State of Nevada on September 28, 1987. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area or direction that it will follow. Therefore, no principal operations have yet begun.

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

At December 31, 1996, the Company had net operating loss carryforwards of approximately $191,000 that may be offset against future taxable income through 2012. No provision for income taxes has been made due to these net operating loss carryforwards. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                       CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               December 31, 1996 and June 30, 1996

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.     Statement of Cash Flows

For the purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

NOTE 3 -     ASSET PURCHASE AGREEMENT

In September 1989, the Company completed the terms of an Asset Purchase Agreement with DLB Enterprises, Inc. ("DLB"), a closely-held Nevada corporation, providing for the acquisition by the Company of all of the operating assets of Southwest, a Las Vegas-based enterprise which had been engaged in the manufacture and installation of awnings for commercial, industrial and residential use for approximately the past fourteen (14) months. Southwest was previously a joint enterprise owned and operating in Las Vegas by DLB and WAM Industries, Inc. ("WAM"), a Salt Lake City-based corporation which has been engaged in the awning business for several years.

                     CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               December 31, 1996 and June 30, 1996

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

NOTE 4 -     DISCONTINUED OPERATIONS

The Company, on January 1, 1990, decided to discontinue its operations. Therefore, the Company entered into an agreement with WAM Industries in which WAM took over the operations of the Company and paid its outstanding debts, and in consideration WAM Industries was given all of its assets. The assets consisted of all cash, receivable and fixed assets. The Company has not had any operation since that date except for some incidental expenditures to keep the Company on active status with the State and stock exchanges.

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

NOTE 5 -     STOCKHOLDERS' PAYABLE

Some stockholders of the Company have paid expenses on behalf of the Company. The amount paid on behalf of the Company is non-interest bearing and will be repaid to the stockholders when monies are available or will be converted to equity.











                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               December 31, 1996 and June 30, 1996

NOTE 7 -REVERSE STOCK SPLITS

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