Form 10-Q/A
period 1996-09-30
CORVALLIS INC
filed 1997-04-09
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q
                                 Amendment No. 1

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

    Exhibit 27  - Financial Data Schedule

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


                               CORVALLIS, INC.
                               (Registrant)


Date:  04/09/97                By  /s/ Whitney O. Cluff
                               ---------------------
                               Whitney O. Cluff, President and
                               Chief Executive Officer

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