Form 10-Q
period 1997-03-31
CORVALLIS INC
filed 1997-05-14
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarter Ended:  March 31, 1997 Commission File No. 33-18143-D

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition Period From:                    To:

       Commission File No.

                         CORVALLIS, INC.
              -------------------------------------
      (Exact name of registrant as specified in its charter)

                  Nevada                             87-0449399
      ----------------------------                ----------------
      (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)             Identification No.)


       1486 South 11th East
       Salt Lake City, Utah                              84105
     -----------------------------                -------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (801) 487-3893
                                                    -----------------

                          Not applicable
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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




                  PART 1.  FINANCIAL INFORMATION


                  ITEM 1.  FINANCIAL STATEMENTS

    In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and changes in its financial position for the nine months ended March 31, 1997, and March 31, 1996, respectively, and from inception on September 28, 1987 through March 31, 1997. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.


                         CORVALLIS, INC.
                  (A Development Stage Company)

                       Financial Statements

                 March 31, 1997 and June 30, 1996


                         C O N T E N T S


Independent Auditors' Report ................................. 3

Balance Sheets ............................................... 4

Statements of Operations ..................................... 5

Statements of Stockholders' Equity ........................... 6

Statements of Cash Flows ..................................... 9

Notes to the Financial Statements ............................ 11



  [Logo/Letterhead of Jones Jensen & Company, Certified Public
                    Accountants appears here]



                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------



April 17, 1997



The Board of Directors
Corvallis, Inc.
Salt Lake City, Utah

       The accompanying balance sheets of Corvallis, Inc. (a development stage company) as of March 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the three months and nine months then ended and for the three months and nine months ended March 31, 1996 and from inception on September 28, 1987 through March 31, 1997 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet of Corvallis, Inc. as of June 30, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated August 14, 1996.


/s/ Jones, Jensen & Company
---------------------------
Jones, Jensen & Company



























     50 South Street, Suite 1450, Salt Lake City, Utah 84144
           * Telephone 801-328-4408, Facsimile 801-4461

                         CORVALLIS, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                          --------------

                                           March 31,           June 30,
                                              1997              1996
                                          -------------    -----------------
                                           (Unaudited)       (Audited)
CURRENT ASSETS

  Cash                                    $         463    $           335
                                          -------------    ---------------
     Total Current Asset                            463                335
                                          -------------    ---------------
     TOTAL ASSETS                         $         463    $           335
                                          =============    ===============


               LIABILITIES AND STOCKHOLDERS' EQUITY
           -------------------------------------------

CURRENT LIABILITIES

  Accounts payable                        $        950     $         1,200
  Stockholders' payable (Note 6)                   524                 -
                                          ------------     ---------------
     Total Current Liabilities                   1,474               1,200
                                          ------------     ----------------

STOCKHOLDERS' EQUITY

  Common stock authorized 200,000,000
   shares at $0.001 par value;
    1,330,009 and 1,250,009 shares
    issued and outstanding                      1,330                1,250
  Additional paid-in capital                  189,745              181,805
  Deficit accumulated during the
    development stage                        (192,086)            (183,920)
                                          ------------     ----------------
     Total Stockholders' Equity                (1,011)                (865)
                                         -------------     ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $        463      $           335
                                         =============     ================











The accompanying notes are an integral part of these financial statemets.

                          CORVALLIS, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)


                                                                                   From
                                                                                   Inception on
                                                                                   September 28,
                             For the Three Months        For the Nine Months       1987 Through
                              Ended March 31,              Ended March 31,         March 31,
                             1997             1996       1997           1996       1997
                            ------------- ------------  ------------- ------------ --------------

REVENUE                     $      -      $       -     $      -       $       -    $      -

EXPENSES

  Consulting fees                  -              -            2,000           -          9,047
  Legal                            -              -            2,000           -          9,427
  Accounting                       -              825          1,315        2,025         9,248
  Other                              426           15          2,283           45         5,895
  Transfer fees                      398          405            568          565         1,715
                            ------------- ------------  -------------  -----------  ------------
     Total Expenses                  824        1,245          8,166        2,635        35,332
                            ------------- ------------  -------------  -----------  ------------
LOSS BEFORE
 DISCONTINUED OPERATIONS            (824)      (1,245)        (8,166)      (2,635)      (35,332)

LOSS ON
 DISCONTINUED OPERATIONS            -             -              -              -      (156,754)
                            -------------  -----------  -------------  ------------  ------------
NET LOSS                    $       (824)  $   (1,245)  $     (8,166)  $   (2,635)   $ (192,086)
                            ============= ============ ============== ============= =============
WEIGHTED AVERAGE
 LOSS PER SHARE             $      (0.00)  $    (0.00)  $      (0.01)  $    (0.00)
                            ============= ============ ============== ============= =============






























The accompanying notes are an integral part of these financial statements.

                         CORVALLIS, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
                           (Unaudited)

                                                                 Deficit
                                                                 Accumulated
                            Common Stock           Additional    During the
                          -----------------        Paid-in       Accumulative
                         shares         Amount     Capital       Stage
                        ------------- ------------ ------------- -------------
Balance at inception           -      $    -       $        -       -

Issuance of common stock
 at inception at $.0015
 per share                   112,000          112        20,888     -

Issuance of common stock
  in July 1988 at $.01,
  less deferred offering
  costs offset against
  paid-in capital            105,120          105        91,630     -

Net loss from inception to
 June 30, 1989                 -            -               -        (19,673)
                         ------------ ------------ --------------- -----------
Balance, June 30, 1989       217,120          217       112,518      (19,673)

Issuance of common stock
  for fixed assets in
  August 1989                506,613          507        18,801      -

Issuance of common stock in
 private placement at
 $.0075 in November 1989      21,333           21        19,999      -

Net loss for the year ended
 June 30, 1990                 -            -                -      (132,670)
                         ------------ ------------ ------------- ------------
Balance, June 30, 1990       745,066          745       151,298     (152,343)

Net loss for the year ended
 June 30, 1991                 -             -               -          (300)
                         ------------ ------------ ------------- ------------
Balance, June 30, 1991       745,066          745       151,298     (152,643)

Net loss for the year ended
 June 30, 1992                 -             -               -          (300)
                         ------------ ------------ ------------- ------------
Balance, June 30, 1992       745,066  $       745  $    151,298  $  (152,943)
                         ------------ ------------ ------------- ------------







The accompanying notes are an integral part of these financial statements.

                         CORVALLIS, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
                           (Unaudited)

                                                                 Deficit
                                                                 Accumulated
                            Common Stock           Additional    During the
                          -----------------        Paid-in       Accumulative
                         shares         Amount     Capital       Stage
                        ------------- ------------ ------------- -------------

Balance, June 30, 1992       745,066  $       745  $    151,298  $   (152,943)

Net loss for the year ended
 June 30, 1993                    -             -            -         (1,335)
                       ------------- ------------ ------------- -------------
Balance, June 30, 1993       745,066          745       151,298      (154,278)

Issuance of common stock for
 extinguishment of stockholders'
 payable at $.002 (Note 7)    54,934           55        14,157            -

Net loss for the year ended
 June 30, 1995                    -             -            -        (14,252)
                        ------------- ------------ ------------- -------------
Balance, June 30, 1995       800,000          800       165,455      (168,530)

Issuance of common stock for
 extinguishment of stockholders'
 payable at $.008 in
  March 1995                  85,000           85         3,315           -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $.01 in
  March 1995                  60,000           60         2,940           -

Issuance of common stock for
 services rendered at $.008 in
 March 1995                   75,000           75         2,925           -

Net loss for the year ended
 June 30, 1995                    -             -           -         (7,855)
                          ----------  ------------ ------------ -------------
Balance, June 30, 1995     1,020,002  $     1,020  $    174,635 $   (176,385)
                          ----------  ------------ ------------ -------------











The accompanying notes are an integral part of these financial statements.

                         CORVALLIS, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
                           (Unaudited)
                                                                 Deficit
                                                                 Accumulated
                            Common Stock           Additional    During the
                          -----------------        Paid-in       Accumulative
                         shares         Amount     Capital       Stage
                        ------------- ------------ ------------- -------------
Balance, June 30, 1995     1,020,002  $     1,020  $    174,635  $  (176,385)

Capital contributed by
 extinguishment of
 stockholders' payable            -            -          1,150         -

Issuance of common stock for
 extinguishment of
 stockholders' payable at
 $0.05 per share in
 September, 1995              20,000           20           980         -

Issuance of common stock for
 extinguishment of
 stockholders' payable at
 $0.025 per share in
 March, 1996                 130,000          130         3,120         -

Issuance of common stock for
 services rendered at
  $0.025 per share
  in March, 1996              80,000           80         1,920         -

Fractional shares from
 reverse stock split               7           -             -          -

Net loss for the year ended
 June 30, 1996                    -            -             -        (7,535)
                         ------------ ------------  ----------- --------------

Balance, June 30, 1996     1,250,009        1,250       181,805     (183,920)

Issuance of common stock for
 services rendered at
 $0.10 per share in
 October, 1996                30,000           30         2,970          -

Issuance of Common stock for
 extinguishment of
 stockholders' payable at
 $0.10 per share in
 October 1996                 50,000           50         4,950          -

Net loss for the nine months
 ended March 31, 1997             -            -             -        (8,166)
                        ------------- ------------ ------------- ------------
Balance, March 31, 1997    1,330,009  $     1,330  $    189,725  $  (192,086)
                        ============= ============ ============= ============

The accompanying notes are an integral part of these financial statements.

                         CORVALLIS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                                    From
                                                                                    Inception on
                                                                                    September 28,
                                  For the Three Months    For the Nine Months       1987 Through
                                    Ended March 31,       Ended March 31,           March 31,
                                1997            1996      1997           1996       1997
                            ------------- ------------ -------------- ------------- -------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net loss                  $       (824) $    (1,245) $      (8,166) $     (2,635) $    (35,332)
  Discontinued operations             -             -             -             -       (156,754)
  Issuance of common stock
   for fixed assets                   -             -             -             -         19,308
  Debt converted to additional
   Paid-in capital                    -             -             -             -          1,150
 Issuance of stock for services
   rendered and settlement of debt    -             -           3,000           -         28,687
 Increase (decrease) in current
   liabilities                       500        1,825           5,294        1,825         6,494
                            -------------  ----------- --------------- ------------ -------------

    Net Cash Provided (Used)
    by Operating Activities         (324)         580             128         (810)     (136,447)
                            -------------  ----------- --------------- ------------ -------------

CASH FLOWS FROM INVESTING
  ACTIVITIES                          -            -               -            -             -
                            ------------- ------------- --------------- ------------ ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

 Sale of common stock                 -            -               -         1,000       136,910
                            ------------- ------------- --------------- ------------ ------------
    Net Cash Provided (Used)
     by Financing Activities          -            -               -         1,000       136,910
                            ------------- ------------- --------------- ------------ ------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS          (324)         580             128          190           463

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD              787           30             335          420            -
                            ------------- ------------ --------------- ------------ -------------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $        463  $       610   $         463  $       610  $        463
                            ============= ============ =============== ============ =============

















The accompanying notes are an integral part of these financial statements.

                         CORVALLIS, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                                    From
                                                                                    Inception on
                                                                                    September 28,
                                  For the Three Months    For the Nine Months       1987 Through
                                    Ended March 31,       Ended March 31,           March 31,
                                1997            1996      1997           1996       1997
                            ------------- ------------ -------------- ------------- -------------

CASH PAID FOR
 Income Taxes               $        -    $       -     $        -    $       -      $       -
 Interest                   $        -    $       -     $        -    $       -      $       -

NON CASH FINANCING ACTIVITIES
 Issuance of common stock
  for equipment             $        -    $       -     $        -    $       -      $    19,308

 Issuance of common stock
  for stockholders' payable $    5,000    $       -     $     5,000   $       -      $    25,612

 Issuance of common stock
  for services rendered     $    3,000    $       -     $     3,000   $       -      $     8,000











































The accompanying notes are an integral part of these financial statements.


                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 March 31, 1997 and June 30, 1996


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

At March 31, 1997, the Company had net operating loss carryforwards of approximately $192,000 that may be offset against future taxable income through 2012. No provision for income taxes has been made due to these net operating loss carryforwards. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.







                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 March 31, 1997 and June 30, 1996


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

NOTE 2 -PUBLIC OFFERING

In 1988 the Company completed a public offering which was registered on Form S-18 in accordance with the Securities Act of 1933. A total of 105,120 units were sold having a gross subscription price of $131,400. Deferred offering costs totaling $39,665 were offset against additional paid-in capital.

NOTE 3 -ASSET PURCHASE AGREEMENT

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


                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 March 31, 1997 and June 30, 1996


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

                         CORVALLIS, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 March 31, 1997 and June 30, 1996


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

                                            ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION
----------------------------------------

      The Registrant has been essentially inactive since January, 1990. The Registrant's financial condition has not changed materially since the year ended June 30, 1994. However, during the fiscal year ended June 30, 1996, the Registrant incurred $7,535 in legal, accounting and other expenses in connection with the filing of periodic reports of the Registrant's efforts to reactivate its operations and the Registrant's review of business opportunities for possible involvement by the Registrant. During the quarter ended March 31, 1997, the Registrant incurred a total of $824 in such expenses, as compared to a total of $1,245 in expenses for the quarter ended March 31, 1996.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS
------------------------------------------

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the quarters ended March 31, 1997 and March 31, 1996. The Registrant had a loss of $8,166 for the nine months ended March 31, 1997, as compared to a loss of $2,635 for the nine months ended March 31, 1996. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

                    ITEM 5.  OTHER INFORMATION
     None.

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.
          ----------

     None.

     (b)    Reports on Form 8-K.
            ---------------------
     During the quarter ended March 31, 1997, no reports on Form 8-K were filed by the Registrant.

                            SIGNATURES
                        -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORVALLIS, INC.
                              ----------------
                              (Registrant)


Date:  5/12/97                By: /s/ Whitney O. Cluff
                                      -----------------
                                      Whitney O. Cluff, President and
                                      Chief Executive Officer