Form 10-K
period 1997-06-30
CORVALLIS INC
filed 1997-10-14
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For The Fiscal year Ended June 30, 1997
                         Commission File No. 33-18143-D

                                 CORVALLIS, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                   Nevada                                    87-0449399
     ----------------------------------                -----------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

         1486 South llth East
         Salt Lake City, Utah                                  84105
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

             Registrant's Telephone Number including Area Code:
                                (801) 487-3893
                                --------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
      Title of Each Class                              on which Registered
     ---------------------                           -----------------------
              None                                            None

Securities Registered Pursuant to Section 12(g) of the Act:

                                     None
                                   --------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the bid prices in the over-the-counter market on September 30, 1997, was approximately $73,000.

      As of the date of the filing of this report, the Registrant had outstanding a total of 1,330,009 shares of its common stock, par value $ 0.001, after giving effect to a 1-for-5 reverse split completed in August, 1995.

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

      None.

                               TABLE OF CONTENTS





Item Number and Caption                                                 Page No.
-----------------------                                                 --------


PART 1

1.  Business..................................................................5

2.  Properties................................................................9

3.  Legal Proceedings.........................................................9

4.  Submission of Matters to a Vote of Security Holders ......................9


PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters ....10

6.  Selected Financial Data ..................................................11

7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................12

8.  Financial Statements and Supplementary Data ..............................13

9.  Changes in and Disagreements on Accounting and Financial Disclosure ......13


PART III

10. Directors and Executive Officers of the Registrant .......................14

11. Executive Compensation ...................................................15

12. Security Ownership of Certain Beneficial Owners and Management ...........16

13. Certain Relationships and Related Transactions ...........................18

PART IV                                                                 Page No.
-------                                                                 --------

14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K .....................................................20

15.  Signatures ..............................................................22

                                    PART I

--------------------------------------------------------------------------------
                              ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

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

      The Company has been inactive for the past several years, and has been attempting to locate a suitable business to acquire or a corporate enterprise with which it could enter into a merger or reorganization transaction. The Company has very limited assets, however, and any such transaction may require the Company to raise capital or undertake some form of financing. Because of the Company's extremely limited resources, there can be no assurance the Company will be able to locate a suitable enterprise for an acquisition or reorganization or merger transaction on terms which can be achieved by the Company.

HISTORY

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

      In the end of August, 1989, the Registrant issued a total of 506,614 post-split shares to certain parties, including the Registrant's president, in connection with the Registrant's purchase of certain assets, and undertakings in the commercial awning business in Las Vegas, Nevada. This enterprise was unsuccessful and was terminated by the Registrant in the end of 1989 and the beginning of 1990.

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

      Since the end of 1995, the Company has been seeking a business opportunity which it could acquire or in which it could become engaged. The Company has reviewed a number of business opportunities, but has not entered into any transactions to date.

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



--------------------------------------------------------------------------------
                              ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

      The Company does not hold any properties.



--------------------------------------------------------------------------------
                          ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      The Company is not a party to any material pending legal proceedings, and no such proceedings by or, to the best of its knowledge, against the Company have been threatened.




--------------------------------------------------------------------------------
                                    ITEM 4.

                      SUBMISSION OF MATTERS TO A VOTE OF
                               SECURITY HOLDERS
--------------------------------------------------------------------------------

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report. In August, 1995, the board of directors and holders of a majority of the issued and outstanding voting stock of the Company approved a 1-for-five reverse in the issued and outstanding common stock of the Company.

                                    PART II


--------------------------------------------------------------------------------
                                    ITEM 5.

                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

       There is currently only a very limited trading market for the Company's shares of common stock; however, the Company's shares of common stock are eligible for quotation on the NASD Electronic Board under the symbol "CLOV." The following sets forth, for the respective periods indicated, the high and low bid prices of the Company's common stock in the over-the-counter market:

Quarter Ended       High Bid          Low Bid
-------------       --------          -------

September 30, 1995   $.25              $.25

December 31, 1995    $.25              $.25

March 31, 1996       $.25              $.25

June 30, 1996        $.25              $.25

September 30, 1996   $.50              $.25

December 31, 1996    $.50              $.50

March 31, 1997       $.50              $.50

June 30, 1997        $.50              $1.25

     As of September 30, 1997, the stock was quoted at $.50 bid, no offer.

     Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

     As of the date of filing this report, there were approximately 180 holders of record of the Company's common stock.

--------------------------------------------------------------------------------
                                    ITEM 6.

                            SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

 The following selected financial data of the Company is not covered by an opinion of a certified public accountant and should be read in conjunction with the financial statements and related notes thereto.

                                  INCOME DATA
                                  -----------
                                                           Period from Inception
                                                           (September 28, 1987)
                        For the Year Ended June 30,        through June 30, 1996
                        ---------------------------        ---------------------
               1997      1996      1995      1994      1993
               ----      ----      ----      ----      ----

Revenue    $    -0-   $   -0-    $  -0-    $  -0-    $  -0-       $    -0-

Net Income
(loss)        (9,840)   (7,535)   (7,855)  (14,252)   (1,335)      (183,920)

Net Earnings
(loss)
per share      $.007     $.006      -0-       -0-       -0-       $  0.25


                              BALANCE SHEET DATA
                                AS OF JUNE 30,
                              ------------------

               1997      1996      1995      1994      1993
               ----      ----      ----      ----      ----


Total          $ 44     $ 333     $ 420      $ 75    $2,196
Assets

Long Term       -0-       -0-       -0-       -0-       -0-
Liabilities

Current
Liabilities   $2,729     1,200     1,150     2,350     4,431

Total
Liabilities   $1,200     1,150     2,350     4,431       900

Shareholder's
Equity        (2,685)     (865)     (750)   (2,275)   (2,235)

--------------------------------------------------------------------------------
                                    ITEM 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At June 30, 1997, the Company had only $44 in cash, $2,729 in liabilities, and no other liquid assets or resources.

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

RESULTS OF OPERATIONS
---------------------

     The Company had essentially no operations during the year ended June 30, 1997. The Company incurred expenses during the year of $9,840 in accounting, legal and other fees in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year.

--------------------------------------------------------------------------------
                                    ITEM 8.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

 The financial statements are included beginning at page F-1.





--------------------------------------------------------------------------------
                                    ITEM 9.

                  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------


     In July, 1997, the Registrant changed its accountants to the firm of Crouch, Bierwolf and Chisholm, a Salt Lake City, Utah certified public accounting firm. The former accounting firm, Jones, Jensen & Company, was dismissed by the Registrant in July, 1997. The decision to change accountants was approved by the Registrant's board of directors.

     The report of the former accounting firm for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Registrant's two most recent fiscal years, there were not any disagreements with the former accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In addition, the Registrant has not experienced any other events pertaining to the change of accountants, which require disclosure under this Item 9 or under Rule 304 of Regulation S-K, of the Securities Exchange Act of 1934, as amended.

                                   PART III


--------------------------------------------------------------------------------
                                   ITEM 10.

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

NAMES AND TERMS OF OFFICE
-------------------------

 The table below sets forth the name, age, and position of each executive officer and director of the Company.

    Name              Age               Position                      Since*
    ----              ---               --------                      -----

Whitney O. Cluff      47           President and Chairman        September, 1989

John Papanikolas      47       Secretary/Treasurer and Director  September, 1987

Thomas Mulcock        47          Vice President and Director    September, 1994

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


--------------------------------------------------------------------------------
                       ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

REMUNERATION DURING FISCAL YEAR
-------------------------------

     During the fiscal year ended June 30, 1997, no officer or director received any compensation, except for Whitney O. Cluff, who received restricted common stock in consideration of services rendered on behalf of the Company, described below. Set forth below is a summary of the compensation received by officers and directors during the fiscal year:

                            CASH COMPENSATION TABLE

--------------------------------------------------------------------------------
NAME OF INDIVIDUAL          CAPACITY IN WHICH               CASH
OR NUMBER IN GROUP               SERVED                  COMPENSATION
--------------------------------------------------------------------------------

Whitney O. Cluff            President, Director             $0 in cash (1)

John Papanikolas            Secretary/Treasurer, Director   $0

Thomas Mulcock              Vice President, Director        $0

-----

1) During the fiscal year, Mr. Cluff was issued a total of 20,000 shares of common stock of the Company in consideration of his efforts on behalf of the Company, valued at approximately $2,000. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; Sales, Issuances and Transfers of Restricted Common Stock").




--------------------------------------------------------------------------------
                                   ITEM 12.

                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


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

                      Amount and Nature of Ownership(1)(3)

                                 Sole Voting       Shared Voting
 Name of Person                 and Investment     and Investment     Percent of
    or Group                        Power              Power             Class
 --------------                 --------------     --------------     ----------
Principal Shareholders:


Whitney O. Cluff                    325,126                             24.4 (2)
4751 Ichabod Street                                     -0-             -0-
Salt Lake City, Utah 84117

John Papanikolas                    213,248                             16.0 (2)
1486 South 1100 East                                    -0-             -0-
Salt Lake City, Utah  84105

Thomas Mulcock                      113,148                              8.5 (2)
1486 South 1100 East                                    -0-             -0-
Salt Lake City, Utah  84105

Mitchell T. Godfrey                 191,340                             14.4 (2)
230 North Fork Ray Creek                                -0-            -0-
Townsend, Montana  59644

James C. Lewis                      183,699                             13.8 (2)
10 West 100 South, Suite 600                            -0-            -0-
Salt Lake City, Utah  84101

M. Don Nelson                       157,999                             11.9 (2)
5122 South Holladay Blvd.                               -0-            -0-
Holladay, Utah  84117

Officers and Directors:
-----------------------

Whitney O. Cluff                 (See above)

John Papanikolas                 (See above)

Thomas Mulcock                   (See above)

All Officers and
Directors as a
Group (3 persons):                  651,522                              48.9
                                                       -0-              -0-


     (1) Unless otherwise indicated, all shares are owned directly and of record.

     (2) During the fiscal year, these individuals each received 83,281 shares distributed from the "CPM Group", a partnership consisting of these individuals. CPM Group held a total of 499,687 shares, all of which was distributed to the partners. (See "Item 13. Certain Relationships and Related Transactions").

     (3) All figures give effect to a 1-for-25 reverse split effectuated in August, 1994, and a 1-for-5 split effectuated in August, 1995.


--------------------------------------------------------------------------------
                                   ITEM 13.

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

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

     In January, 1994, the Company authorized the issuance of a total of 54,933 post split shares of restricted common stock to the CPM Group, a group consisting of Thomas Mulcock, John Papanikolas, and Whitney O. Cluff, officers and directors, and M. Don Nelson, Mitchell T. Godfrey and James C. Lewis, in consideration of the contribution by Messrs. Papanikolas, Mulcock, Godfrey and Nelson of the sum of $2,227 each in cash, and the contribution of time and services by Messrs. Cluff and Lewis. Such cash and services contributions were made as part of the Company's efforts to reactivate its business. In connection with such arrangement, Mr. Cluff has transferred to the CPM Group a total of 370,252 post split shares of restricted common stock held by him or his affiliates, to be owned jointly by the CPM Group. Each of the individuals named above has an equal interest in the shares held by the CPM Group. Mr. Cluff has also agreed to transfer the additional shares held by him or affiliates as follows: 20,360 shares to Mr. Papanikolas; 20,000 shares to Mr. Lewis; and 8,000 shares each to Messrs. Nelson and Godfrey, and William L. Mitchell, who served as an officer for a brief period in 1989 and 1990. During the fiscal year, the partners of the CPM Group elected to have the shares held by CPM Group disbursed to each of them. As a result of such action, a total of 83,281 shares were transferred from CPM Group to each of the partners. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management").

     During the fiscal year ended June 30, 1995, the Company issued a total of 220,000 post split shares of restricted common stock to its officers, directors and other principal shareholders, described in the paragraph above, in consideration of approximately $9,000 in monies advanced by such individuals on behalf of the Company, and services.

     During the fiscal year ended June 30, 1996, the Company issued a total of 105,000 shares of its restricted common stock to an Whitney O. Cluff, an officer and director, for services and $2,000 in cash; an additional 40,000 shares to James C. Lewis for services rendered on behalf of the Company; and an additional 65,000 shares to M. Don Nelson and Mitchell T. Godfrey for the sum of $1,625 in cash. During the fiscal year ended June 30, 1997, the Company issued a total of 80,000 shares or restricted common stock to the following persons for the consideration indicated: M. Don Nelson - 10,000 shares for $1,000; Mitchell T. Godfrey - 20,000 for $2,000 cash; John Papanikolas - 20,000 shares for $2,000 cash; James C. Lewis - 1,000 shares for services; and Whitney O. Cluff - 2,000 shares for services.

 None of the transactions  described above can be considered to be the result of arms' length negotiations. All of the share figures described above give effect to a 1-for-25 reverse split and completed by the Company in August, 1994, and a 1-for-5 reverse split completed in August, 1995.

                                    PART IV

--------------------------------------------------------------------------------
              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     The following financial statements and schedules are included immediately following the signature page to this report.

(a)(1) FINANCIAL STATEMENTS

TITLE                                                                 PAGE NO.
-----                                                                 --------

Independent Accountants' Report of Jones, Jensen
   & Company                                                            F-3

Balance Sheets as of June 30, 1997 and 1996                             F-4

Statement of Operations for the three
   years ended June 30, 1997, 1996 and 1995                             F-5
   and from inception through June 30, 1997

Statement of Stockholders' Equity for the
   three years ended June 30, 1997, and the
   period from inception through June 30, 1997                          F-6

Statement of Cash Flows for the three
   years ended June 30, 1997, and
   from inception through June 30, 1997                                 F-9

Notes to Financial Statement                                            F-10


(a)(2).  FINANCIAL STATEMENT SCHEDULES

 None.

(a)(3).  EXHIBITS:
  EXHIBIT NO. SEC Reference No.  Title of Document Location
  ----------- -----------------  ----------------- --------

     1             (3)             *Articles of    Form 10-K
                                   Incorporation   for fiscal
                                                   year ended
                                                   June, 1989

     2             (3)               *Bylaws            same
*These documents are incorporated herein by reference.

(b)     REPORTS ON FORM 8-K

     During the fiscal year ended June 30, 1997, the Company filed no reports on Form 8-K.

--------------------------------------------------------------------------------
                              SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.





                              REGISTRANT:

                              CORVALLIS, INC.

Dated:  October 2, 1997       By /s/Whitney O. Cluff
                                 -----------------------------------------------
                                 Whitney O. Cluff (Principal Executive Officer)

Dated:  October 2, 1997       By /s/John Papanikolas
                                 -----------------------------------------------
                                 John Papanikolas (Principal Financial and
                                 Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  October 2, 1997       By /s/Whitney O. Cluff
                                 -----------------------------------------------
                                 Whitney O. Cluff, President and Chairman of the Board

Dated:  October 2, 1997       By/s/Thomas Mulcock
                                 -----------------------------------------------
                                 Thomas Mulcock, Vice President and Director


Dated:  October 2, 1997       By/s/John Papanikolas
                                 -----------------------------------------------
                                 John Papanikolas, Director

                                 Corvallis, Inc.
                          (a Development Stage Company)
                              Financial Statements
                             June 30, 1997 and 1996

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

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.

We have audited the accompanying balance sheets of Corvallis, Inc. (a Development Stage Company) for the year ended June 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the year then ended and from inception of the development stage on September 28, 1987 through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Corvallis, Inc. as of June 30, 1996, were audited by other auditors whose report dated August 14,1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvallis, Inc. (a Development Stage Company) as of June 30 1997 and the results of its operations and cash flows for the year then ended and from inception of the development stage on September 28, 1997 through June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is a development stage company with no significant operating results to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Couch, Bierwolf & Chisholm

Salt Lake City, Utah
August 15, 1997

                                 Corvallis, Inc.
                          (a Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                             June 30
                                                      ----------------------
                                                        1997          1996
                                                      --------      --------

Current assets
 Cash                                                 $      44    $     335
                                                      ---------    ---------

      Total Assets                                    $      44    $     335
                                                      =========    =========


                      Liabilities and Stockholders' Equity

Liabilities
 Accounts payable                                     $   2,205    $   1,200
 Accounts Payable-related party (Note 6)                    524         --
                                                      ---------    ---------

Total liabilities                                         2,729        1,200
                                                      ---------    ---------

Stockholders' Equity

   Common Stock, authorized
    200,000,000 shares of $.001 par value,
     issued and outstanding 1,330,009 shares
     and 1,250,000 shares issued and outstanding          1,330        1,250

   Additional Paid-in Capital                           189,745      181,805

   Deficit Accumulated During the
     Development Stage                                 (193,760)    (183,920)
                                                      ---------    ---------

Total Stockholders' Equity                               (2,685)        (865)
                                                      ---------    ---------

Total Liabilities and Stockholders' Equity            $      44    $     335
                                                      =========    =========









    The accompanying notes are an integral part of these financial statements


                                 Corvallis, Inc.
                          (a Development Stage Company)
                            Statements of Operations


                                                                                       Cumulative
                                              For the years ended June 30,               Total
                                          -----------------------------------------      Since
                                              1997           1996            1995       Inception
                                          -----------    -----------    -----------    -----------
Revenues                                  $      --      $      --      $      --      $      --

Expenses:

  Consulting fees                               2,000          1,395          3,425          9,047
  Legal                                         2,200          3,200          1,400          9,627
  Accounting                                    2,015          1,983          1,175          9,948
  General & Administrative                      3,625            957          1,855          8,384
                                          -----------    -----------    -----------    -----------

      Total Expenses                            9,840          7,535          7,855         37,006
                                          -----------    -----------    -----------    -----------

Net loss before discontinued operations   $    (9,840)   $    (7,535)   $    (7,855)   $   (37,006)
                                          -----------    -----------    -----------    -----------

Loss on disposed of operations                   --             --             --         (156,754)
                                          -----------    -----------    -----------    -----------

Net Loss                                  $    (9,840)   $    (7,535)   $    (7,855)   $  (193,760)
                                          ===========    ===========    ===========    ===========

Net Loss Per Share                        $     (.007)   $     (.006)   $     (.008)   $     (.248)
                                          ===========    ===========    ===========    ===========

Weighted average shares outstanding         1,306,994      1,104,301        910,000        779,687
                                          ===========    ===========    ===========    ===========

































    The accompanying notes are an integral part of these financial statements


                                 Corvallis, Inc.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity


                                                                                   Deficit
                                                                                 Accumulated
                                                                     Additional   During the
                                                 Common Stock         paid-in    Development
                                               Shares      Amount     Capital       Stage
                                             ---------   ----------  ----------  -----------
Balance, June 30,1995                        1,020,002   $   1,020   $ 174,635   $(176,385)

Capital contributed by
  extinguishment of
  stockholders' payable                           --          --         1,150        --

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  September, 1995                               20,000          20         980        --

Issuance of common stock for
   extinguishment of stockholders'
  payable at $0.025 per share in
  March, 1996                                  130,000         130       3,120        --

Issuance of common stock for
  services rendered at $0.025
  per share in March, 1996                      80,000          80       1,920        --

Fractional shares from reverse
  stock split                                        7        --          --          --

Net loss for the year ended
  June 30, 1996                                   --          --          --        (7,535)
                                             ---------   ---------   ---------   ---------

Balance, June 30, 1996                       1,250,009       1,250     181,805    (183,920)

Shares issued for cash in
  October 1996                                  60,000          60       5,940        --

Issuance of common stock for
  services rendered at $0.025 per
  share in October 1996                         20,000          20       2,000        --

Net Loss for the year ended
 June 30,1997                                     --          --          --        (9,840)
                                             ---------   ---------   ---------   ---------

Balance June 30, 1997                        1,330,009   $   1,330   $ 189,745   $(193,760)
                                             =========   =========   =========   =========




    The accompanying notes are an integral part of these financial statements


                                 Corvallis, Inc.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity


                                                                                 Deficit
                                                                               Accumulated
                                                                   Additional   During the
                                                 Common Stock        paid-in   Development
                                              Shares      Amount     Capital      Stage
                                             --------   ---------  ----------  -----------
Balance, June 30, 1992                        745,066   $     745   $ 151,298   $(152,943)

Net loss for the year ended
  June 30, 1993                                  --          --          --        (1,335)
                                            ---------   ---------   ---------    ---------

Balance, June 30, 1993                        745,066         745     151,298    (154,278)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.2587 per share                 54,936          55      14,157        --

Net loss for the year ended
  June 30, 1994                                  --          --          --       (14,252)
                                            ---------   ---------   ---------    ---------

Balance, June 30, 1994                        800,002         800     165,455    (168,530)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.04 per share in
  March, 1995                                  85,000          85       3,315        --

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  March, 1995                                  60,000          60       2,940        --

Issuances of common stock for
  services rendered at $.04 per
  share in March, 1995                         75,000          75       2,925        --

Net loss for the year ended
  June 30, 1995                                  --          --          --        (7,855)
                                            ---------   ---------   ---------    ---------

Balance, June 30, 1995                      1,020,002   $   1,020   $ 174,635    $(176,385)
                                            ---------   ---------   ---------    ---------














    The accompanying notes are an integral part of these financial statements


                                 Corvallis, Inc.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                     Deficit
                                                                                  Accumulated
                                                                      Additional   During the
                                                  Common Stock         paid-in    Development
                                                Shares     Amount      Capital       Stage
                                               --------  ---------   ----------- ------------
Balance at inception                              --     $    --     $    --     $    --

Issuance of common stock
  at inception at $0.1875 per share            112,000         112      20,888        --

Issuance of common stock in
  July, 1988 at $1.25 per share,
  less deferred offering costs
  offset against paid-in capital               105,120         105      91,630        --

Net loss from inception to
  June 30, 1989                                   --          --          --       (19,673)
                                             ---------   ---------   ---------    ---------

Balance, June 30, 1989                         217,120         217     112,518     (19,673)

Issuance of common stock for
  fixed assets and services in
  August, 1989                                 506,613         507      18,801        --

Issuance of common stock
  in private placement at $0.9375
  per share in November, 1989                   21,333          21      19,979        --

Net loss for the year ended
  June 30, 1990                                   --          --          --      (132,670)
                                             ---------   ---------   ---------    ---------

Balance, June 30, 1990                         745,066         745     151,298    (152,343)

Net loss for the year ended
   June 30, 1990                                  --          --          --          (300)
                                             ---------   ---------   ---------    ---------

Balance, June 30, 1991                         745,066         745     151,298    (152,643)

Net loss for the year ended
  June 30, 1992                                   --          --          --          (300)
                                             ---------   ---------   ---------    ---------

Balance, June 30, 1992                         745,066   $     745   $ 151,298    $(152,943)
                                             ---------   ---------   ---------    ---------














    The accompanying notes are an integral part of these financial statements


                                 Corvallis, Inc.
                          (a Development Stage Company)
                             Statement of Cash Flows


                                                                                 September
                                                                                 28, 1987
                                             For the years ended, June 30,      (inception)
                                        --------------------------------------- to June 30,
                                             1997         1996         1995        1997
                                        ------------- ------------ ------------ -----------
Cash Flows form Operating
  Activities:

     Net loss                            $  (9,840)   $  (7,535)   $  (7,855)   $(193,760)
     Discontinued operations                  --           --           --         19,308
     Non-cash services rendered
       and expenses paid by
       stockholders'                         2,020        6,250        9,400       28,857
     Increase (decrease) in
       current liabilities                   1,529        1,200       (1,200)       2,729
                                         ---------    ---------    ---------    ---------

     Net Cash Provided (Used)
       by Operating Activities              (6,291)         (85)         345     (142,866)
                                         ---------    ---------    ---------    ---------

Cash Flows from Investment
  Activities:                                 --           --           --           --
                                         ---------    ---------    ---------    ---------

Cash Flows from Financing
  Activities:

     Issuance of common stock                6,000         --           --        142,910
                                         ---------    ---------    ---------    ---------

     Net Cash Provided by
       Financing Activities                  6,000         --           --        142,910
                                         ---------    ---------    ---------    ---------

Net increase (decrease) in cash               (291)         (85)         345           44

Cash, beginning of year                        335          420           75         --
                                          --------    ---------    ---------    ---------

Cash, end of year                        $      44    $     335    $     420          44
                                         =========    =========    =========    =========

Cash, paid during the year for:

     Interest                            $    --      $    --      $    --      $    --
     Income taxes                        $    --      $    --      $    --      $    --




    The accompanying notes are an integral part of these financial statements

                                 Corvallis, Inc.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1997 and 1996

NOTE 1 - Summary of Significant Accounting Policies

         a.  Organization

             The financial statements presented are those of Corvallis, Inc., a development stage stage company. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area or direction that it will follow. Therefore, no principal operations have yet begun.

         b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company elected a June 30th fiscal year end.

         c.  Net Loss Per Share

             The computation of net loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

         d. Deferred  Stock Offering Costs

             In connection with the public offering of the Company's common stock (see Note 2), all costs were accumulated as deferred charges. The deferred charges were offset against proceeds received from the stock offering.

         e.  Provision for Income Taxes

              The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes.

              At June 30, 1997 the Company had net operating loss carryforwards of approximately $193,000 that may be offset against future taxable income through 2012. No provision for income taxes has been made due to these net operating loss carryforwards. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

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





    The accompanying notes are an integral part of these financial statements

                                 Corvallis, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1997 and 1996


NOTE 1 - Summary Of Significant Accounting Policies (Continued)

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

NOTE 2 - Public Offering

               In 1988 the Company completed a public offering which was registered on Forms S-18 in accordance with the Securities Act of 1933. A total of 105,120 units were sold having a gross subscription price of $131,400. Deferred offering costs totaling $39,665 were offset against additional paid-in capital.

NOTE 3 - Asset Purchase Agreement

               In September 1989, the Company completed the terms of an Asset Purchase Agreement with DLB Enterprises, Inc. (DLB"), a closely-held Nevada corporation, providing for the acquisition by the Company of all of the operating assets of Southwest, a Las Vegas- based enterprise which had been engaged in the manufacture and installation of awnings for commercial, industrial and residential use for approximately the past fourteen (14) months. Southwest was previously a joint enterprise owned and operated in Las Vegas by DLB and WAM Industries, Inc. ("WAM"), a Salt Lake City-based corporation which has been engaged in the awning business for several years. Under the terms of the Asset Purchase Agreement, the Company acquired all of the operating assets of Southwest, including equipment, inventory, customer accounts, tradenames and trademarks and other assets in exchange for the issuance to DLB of a total of 253,306 shares of the Company's restricted common stock. Concurrently, the company also entered into a separate agreement with WAM under the terms of which WAM agreed to act as contractor on all large commercial jobs of the Company at a price of cost plus 10% and generally agreed to contribute its expertise in the development of the Company's business, in consideration of which the Company issued to WAM a total of 108,560 shares of its restricted common stock. In connection with these transactions, the Company issued a total of 144,747 shares of restricted common stock to Whitney O. Cluff and certain of his business associates who were instrumental in facilitating the negotiation and consummation of the transactions. The assets were subsequently written off (see Note
               4).





    The accompanying notes are an integral part of these financial statements

                                 Corvallis, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             June 30, 1997 and 1996



NOTE 4 -Discontinued Operations

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

NOTE 6 - Stockholders'  Payable

         Whitney Cluff an officer and shareholder of the Company has paid all expenses on behalf of the Company. The amount un-reimbursed of $524 is non-interest bearing and will be repaid to the stockholder when monies are available or will be converted to equity.

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

    The accompanying notes are an integral part of these financial statements