Form 10QSB
period 1997-09-30
CORVALLIS INC
filed 1997-11-14
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934


     For Quarter Ended:  September 30, 1997 Commission File No. 33-18143-D

                                OR

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the Transition Period From:                 To:
     Commission File No.

                         CORVALLIS, INC.
                          --------------
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
                                                     --------------

               Not applicable
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

             APPLICABLE ONLY TO CORPORATION ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the date of filing of this report, the Registrant had a total of 1,505,009 shares of common stock issued and outstanding, after giving effect to a 1-for-25 reverse split completed in August, 1994, and a 1-for-5 reverse split in August, 1995.






                  PART 1.  FINANCIAL INFORMATION


                  ITEM 1.  FINANCIAL STATEMENTS

    In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and changes in its financial position for the three months ended September 30, 1997, and September 30, 1996, respectively, and from inception on September 28, 1987 through September 30, 1997. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

                             ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     The Registrant has been essentially inactive since January, 1990. The Registrant's financial condition has not changed materially since the year ended June 30, 1994. However, during the fiscal year ended June 30, 1996, the Registrant incurred $7,535 in legal, accounting and other expenses in connection with the filing of periodic reports of the Registrant's efforts to reactivate its operations and the Registrant's review of business opportunities for possible involvement by the Registrant. During the quarter ended September 30, 1997, the Registrant incurred only very nominal expenses, as compared to a total of $1,121 in expenses for the quarter ended September 30, 1996.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the quarters ended September 30, 1997 and September 30, 1996. The Registrant had a nominal loss ($24) for the three months ended September 30, 1997, as compared to a loss of $1,121 for the three months ended September 30, 1996. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.


                    PART 2.  OTHER INFORMATION


                    ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings and, to the best of its knowledge, no such action by or against the registrant has been threatened.

                  ITEM2.  CHANGES IN SECURITIES

None.

             ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

                    ITEM 5.  OTHER INFORMATION

None.

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
None.

(b) Reports on Form 8-K. During the quarter ended September 30, 1997, no reports on Form 8-K were filed by the Registrant.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVALLIS, INC.
(Registrant)


Date:  11/13/97

By:/s/ Whitney O. Cluff
   --------------------
   Whitney O. Cluff, President and
   Chief Executive Officer






















                         Corvallis, Inc.
                  (a Development Stage Company)
                       Financial Statements
                   September 30, 1997 and 1996














































            [Letterhead of Crouch Bierwolf & Chisolm]
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.
Salt Lake City, Utah

The accompanying balance sheets as of September 30, 1997 and the related statements of operations, stockholders' equity, and cash flows for the three months ended September 30, 1997 and 1996 were not audited by us and, accordingly, we do not express and opinion on them.

The accompanying balance sheet as of June 30, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated August 15, 1997.


/s/ Crouch Bierwolf & Chisholm

November 7, 1997


































                         Corvallis, Inc.
                  (a Development Stage Company)
                          Balance Sheets

                              Assets

                                                 September 30,      June 30,
                                                     1997             1997
                                                 ------------     ----------
                                                (unaudited)        (audited)
Current assets
 Cash                                            $         20     $      44
                                                 ------------     ----------

      Total Current Assets                                 20            44
                                                 -------------    ----------

      Total Assets                               $         20     $      44
                                                 -------------    ----------

               Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                                $      2,205     $   2,205
 Stockholder's Payable                                    524           524
                                                 --------------   ----------
Total Current Liabilities                               2,729         2,729
                                                 --------------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized
    200,000,000 shares of $.001 par value,
     issued and outstanding 1,330,009 shares
     and 1,330,009 shares issued and outstanding,
    respectively                                        1,330         1,330
   Additional Paid-in Capital                         189,745       189,745

   Deficit Accumulated During the
     Development Stage                               (193,784)     (193,760)
                                                  -------------   ----------
Total Stockholders' Equity (Deficit)                   (2,709)       (2,685)
                                                  -------------   ----------
Total Liabilities and Stockholders' Equity        $        20     $      44
                                                  =============   ==========















                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statements of Operations
                           (unaudited)
                                                              From
                                                              Inception
                                                              September 28,
                                  For the Three Months        1987 Through
                                  ended September 30,         September 30,
                                    1997            1996      1997
                                  ------------  ------------  -------------
REVENUES                          $       -     $      -      $    -

EXPENSES
  Consulting fees                         -            -             9,047
  Legal                                   -            -             9,627
  Accounting                              -           1,000          9,948
  General & Administrative                 24           121          8,408
                                  ------------  ------------  -------------
      Total Expenses                       24         1,121         37,030
                                  ------------  ------------  -------------
LOSS BEFORE DISCONTINUED
  OPERATIONS                      $       (24)  $    (1,121)  $    (37,030)
                                  ------------  ------------  -------------
LOSS ON DISCONTINUED OPERATIONS           -            -          (156,754)
                                  ------------  ------------  -------------
NET LOSS                          $       (24)  $    (1,121)  $   (193,784)
                                  ============  ============  =============
LOSS PER SHARE                    $     (.000)  $     (.000)  $     (0.249)
                                  ============  ============  =============































                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                 Common Stock        paid-in      Development
                               Shares     Amount     Capital      Stage
                              ----------  ---------  -----------  -----------

Balance, June 30,1995          1,020,002  $  1,020   $   174,635  $  (176,385)

Capital contributed by
  extinguishment of
  stockholders' payable               -         -          1,150           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  September, 1995                 20,000        20           980           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.025 per share in
  March, 1996                    130,000       130         3,120           -

Issuance of common stock for
  services rendered at $0.025
  per share in March, 1996        80,000        80         1,920           -

Fractional shares from reverse
  stock split                          7         -            -            -

Net loss for the year ended
  June 30, 1996                        -         -            -        (7,535)
                              ----------  ---------   ------------  ----------
Balance, June 30, 1996         1,250,009     1,250        181,805    (183,920)

Shares issued for cash in
  October 1996                    60,000        60          5,940          -

Issuance of common stock for
  services rendered at $0.025
  per share in October 1996       20,000        20          2,000          -

Net Loss for the year ended
 June 30,1997                        -           -             -       (9,840)
                             -----------  ---------  -------------  ----------
Balance June 30, 1997          1,330,009     1,330        189,745    (193,760)

Net loss for the three month
 period ended September 30,
 1997 (unaudited)                    -           -             -          (24)
                             -----------  ---------  -------------  ----------
Balance, September 30, 1997
   (unaudited)               $ 1,330,004  $   1,330  $    189,745   $(193,784)
                             ===========  =========  =============  ==========

                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                 Common Stock        paid-in      Development
                               Shares     Amount     Capital      Stage
                              ----------  ---------  -----------  -----------
Balance, June 30, 1992           745,066  $     745  $   151,298  $  (152,943)

Net loss for the year ended
  June 30, 1993                       -           -           -        (1,335)
                              ----------  ---------  -----------  ------------
Balance, June 30, 1993           745,066        745      151,298     (154,278)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.2587 per share    54,936         55       14,157           -

Net loss for the year ended
  June 30, 1994                       -           -           -       (14,252)
                              ----------  ---------  -----------  ------------
Balance, June 30, 1994           800,002        800      165,455     (168,530)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.04 per share in
  March, 1995                     85,000         85        3,315           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  March, 1995                     60,000         60        2,940           -

Issuances of common stock for
  services rendered at $.04 per
  share in March, 1995            75,000         75        2,925           -

Net loss for the year ended
  June 30, 1995                       -           -          -         (7,855)
                              ----------  ---------  -----------  ------------

Balance, June 30, 1995         1,020,002  $   1,020  $   174,635  $  (176,385)
                              ----------  ---------  -----------  ------------

                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                 Common Stock        paid-in      Development
                               Shares     Amount     Capital      Stage
                              ----------  ---------  -----------  -----------
Balance at inception                  -   $     -    $        -   $        -

Issuance of common stock
 at inception at $0.1875
 per share                       112,000        112       20,888           -

Issuance of common stock in
 July, 1988 at $1.25 per share,
 less deferred offering costs
 offset against paid-in capital  105,120        105       91,630           -

Net loss from inception to
  June 30, 1989                       -          -            -       (19,673)
                             -----------  ---------  -----------  ------------
Balance, June 30, 1989           217,120        217      112,518      (19,673)

Issuance of common stock for
 fixed assets and services in
 August, 1989                    506,613        507       18,801           -

Issuance of common stock
 in private placement at
 $0.9375 per share in
  November, 1989                  21,333         21       19,979           -

Net loss for the year ended
  June 30, 1990                       -           -            -     (132,670)
                             -----------  ----------  ----------  ------------

Balance, June 30, 1990           745,066        745      151,298     (152,343)

Net loss for the year ended
   June 30, 1990                      -           -            -         (300)
                            ------------  ----------  ----------  ------------
Balance, June 30, 1991           745,066        745      151,298     (152,643)

Net loss for the year ended
  June 30, 1992                       -           -            -         (300)
                            ------------  ----------  ----------  ------------
Balance, June 30, 1992           745,066  $      745  $  151,298  $  (152,943)
                            ------------  ----------  ----------  ------------










                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statement of Cash Flows
                           (unaudited)
                                                                 From
                                                                 Inception on
                                                                 September 28,
                                      For the three Months       1987 through
                                        ended, June 30,          September 30,
                                       1997          1996        1997
                                    -------------  ------------  ------------
Cash Flows form Operating
  Activities:

     Net loss                       $        (24)  $    (1,121)  $   (193,784)
     Discontinued operations                   -            -          19,308
     Non-cash services rendered
       and expenses paid by
       stockholders'                           -            -          28,857
     Increase (decrease) in
       current liabilities                     -         2,750          2,729
                                    -------------  ------------  -------------
     Net Cash Provided (Used)
       by Operating Activities               (24)        1,629       (142,890)
                                    -------------  ------------  -------------

Cash Flows from Investment
  Activities:                                  -            -              -
                                    -------------  ------------  -------------

Cash Flows from Financing
                 Activities:

     Issuance of common stock                  -            -         142,910
                                    -------------  ------------  -------------
     Net Cash Provided by
       Financing Activities                    -            -         142,910
                                    -------------  ------------  -------------
Net increase (decrease) in cash              (24)        1,629             20

Cash, beginning of year                       44           335             -
                                    -------------  ------------  -------------

Cash, end of year                   $         20   $     1,964             20
                                    =============  ============  =============

Cash, paid during
  the year for:

     Interest                       $          -    $       -    $        -
     Income taxes                   $          -    $       -    $        -

Noncash financing activities

     Issuance of common stock for
       fixed assets                 $          -    $       -    $     19,308

     Issuance of common stock for
      stockholders' payable         $          -    $       -    $     20,612


                         Corvallis, Inc.
                  (a Development Stage Company)
                        September 30, 1997

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1997 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1997.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.