Form 10QSB/A
period 1997-09-30
CORVALLIS INC
filed 1997-11-25
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                    FORM 10-Q, Amendment No. 1

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

     Exhibit 27               Financial Data Schedule

(b) Reports on Form 8-K. During the quarter ended September 30, 1997, no reports on Form 8-K were filed by the Registrant.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORVALLIS, INC.
(Registrant)


Date:  11/25/97

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