Form 10QSB
period 1997-12-31
CORVALLIS INC
filed 1998-02-13
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarter Ended:  December 31, 1997 Commission File No. 33-18143-D

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition Period From:                   To:
      Commission File No.

                         CORVALLIS, INC.
         ----------------------------------------------
      (Exact name of registrant as specified in its charter)

                  Nevada                        87-0449399
      ---------------------------         ------------------------
    (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)       Identification No.)

           1486 South 11th East
           Salt Lake City, Utah                       84105
       ---------------------------------    -------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (801) 487-3893
                                                    -------------------

               Not applicable
   --------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

             APPLICABLE ONLY TO CORPORATION ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the date of filing of this report, the Registrant had a total of 1,505,000 shares of common stock issued and outstanding, after giving effect to a 1-for-25 reverse split completed in August, 1994, and a 1-for-5 reverse split in August, 1995.







 ---------------------------------------------------------------
                  PART 1.  FINANCIAL INFORMATION
 ---------------------------------------------------------------

                  ITEM 1.  FINANCIAL STATEMENTS

     In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1997, and the results of its operations and changes in its financial position for the three months and six months ended December 31, 1997, and December 31, 1996, respectively, and from inception on September 28, 1987 through December 31, 1997. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

                             ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     The Registrant has been essentially inactive since January, 1990. The Registrant's financial condition has not changed materially since the year ended June 30, 1994. However, during the fiscal year ended June 30, 1996, the Registrant incurred $7,535 in legal, accounting and other expenses in connection with the filing of periodic reports of the Registrant's efforts to reactivate its operations and the Registrant's review of business opportunities for possible involvement by the Registrant. During the quarter ended December 31, 1997, the Registrant incurred a total of $10,424 in such expenses, as compared to a total of $6,201 in expenses for the quarter ended December 31, 1996.

      The Registrant's financial condition has not changed materially since the year ended June 30, 1991, or since January, 1990. Since January, 1990, the Registrant has had essentially no assets and no revenue or losses from operations.

      At present, the Company does not have any assets. The Company does not have adequate capital to conduct any significant operations. The Company intends to become engaged immediately in the search for potential business opportunities for acquisition or involvement by the Company. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the quarters ended December 31, 1997 and December 31, 1996. The Registrant had a loss of $10,448 for the six months ended December 31, as compared to a loss of $7,322 for the six months ended December 31, 1996. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.

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

----------------------------------------------------------------------
                    PART 2.  OTHER INFORMATION
----------------------------------------------------------------------

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


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


                    ITEM 5.  OTHER INFORMATION

     None.

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          ---------

     None.

     (b) Reports on Form 8-K. During the quarter ended December 31, 1997, no reports on Form 8-K were filed by the Registrant.

                            SIGNATURES
                           -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORVALLIS, INC.
                              (Registrant)
Date:  2//12/98               By  /s/ Whitney O. Cluff
                                -----------------------------
                                      Whitney O. Cluff, President and
                                      Chief Executive Officer







                         Corvallis, Inc.
                  (a Development Stage Company)
                       Financial Statements
                        December 31, 1997

                         C O N T E N T S



Independent Auditors' Report ............................. 3

Balance Sheets...........................................  4

Statements of Operations.................................  5

Statements of Stockholders' Equity........................ 6

Statements of Cash Flows................................   9

Notes to the Financial Statements........................ 10


































                   [Letterhead of appears here]
                   Crouch, Bierwolf & Chisholm
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101
                       Office (801)363-1175
                        Fax (801) 363-0615


                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.
Salt Lake City, Utah

The accompanying balance sheets as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 1997 and 1996 were not audited by us and, accordingly, we do not express and opinion on them.

The accompanying balance sheet as of June 30, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated August 15, 1997.


/s/ Crouch, Bierwolf & Chisholm


January 19, 1998




The accompanying notes are an integral part of these financial statements.


























                         Corvallis, Inc.
                  (a Development Stage Company)
                          Balance Sheets

                              Assets

                                      December 31,        June 30,
                                            1997          1997
                                      ---------------  ---------------
Current assets
 Cash                                 $           96   $           44
                                      ---------------  ---------------
      Total Current Assets            $           96   $           44
                                      ---------------  ---------------
      Total Assets                    $           96   $           44
                                      ---------------  ---------------

               Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                     $        2,205   $        2,205
 Stockholder's Payable                           524              524
                                      ---------------  ---------------
Total Current Liabilities                      2,729            2,729
                                      ---------------  ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock, authorized
    200,000,000 shares of $.001 par value,
    issued and outstanding 1,505,000 shares
    and 1,330,009 shares issued and
    outstanding, respectively                  1,505            1,330
  Additional Paid-in Capital                 200,070          189,745
  Deficit Accumulated During the
    Development Stage                       (204,208)        (193,760)
                                      ---------------  ---------------
Total Stockholders' Equity (Deficit)          (2,633)          (2,685)
                                      ---------------  ---------------
Total Liabilities and Stockholders'
  Equity                              $           96   $           44
                                      ===============  ===============















The accompanying notes are an integral part of these financial statements.


                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statements of Operations

                                                                                     Cumulative
                                  For the Three Months        For the Six Months        Total
                                   Ended December 31,          Ended December 31,       Since
                                 -------------------------  ------------------------ Inception
                                  1997           1996          1997           1996   ------------
                                 -----------  ------------  ------------ ----------
Revenues                         $       -    $        -    $        -   $      -    $       -

Expenses:

  Consulting fees                        -          2,000            -       2,000        9,047
  Legal                               2,500         2,000         2,500      2,000       12,127
  Accounting                          1,515           315         1,515      1,315       10,248
  General & Administrative            6,409         1,886         6,433      2,007       16,032
                                 -----------  ------------  ------------  ---------  -----------
      Total Expenses                 10,424         6,201        10,448      7,322       47,454
                                 -----------  ------------  ------------  ---------  -----------
Net loss before
   discontinued operations       $   10,424)  $    (6,201)  $   (10,448)  $ (7,322)     (47,454)
                                 -----------  ------------  ------------  ---------  ------------
Loss on discontinued operations          -             -             -          -      (156,754)
                                 -----------  ------------  ------------  ---------  -----------
Net Loss                         $  (10,424)  $    (6,201)  $   (10,448)  $ (7,322)  $ (204,208)
                                 ===========  ============  ============  =========  ===========
Weighted Average Loss Per Share  $    (.007)  $     (.000)  $     (.007)  $  (0.00)  $   (0.241)
                                 ===========  ============  ============  =========  ===========




































The accompanying notes are an integral part of these financial statements.
                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity


                                                                         Deficit
                                                                         Accumulated
                                                             Additional  During the
                                       Common Stock          paid-in     Development
                                  Shares          Amount     Capital     Stage
                                -------------  ------------  ----------- -----------
Balance, June 30,1995               1,020,002  $     1,020   $  174,635  $ (176,385)

Capital contributed by
  extinguishment of
  stockholders' payable                    -            -         1,150           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  September, 1995                      20,000           20          980           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.025 per share in
  March, 1996                         130,000          130        3,120           -

Issuance of common stock for
  services rendered at $0.025
  per share in March, 1996             80,000           80        1,920           -

Fractional shares from reverse
  stock split                               7           -            -            -

Net loss for the year ended
  June 30, 1996                            -            -            -       (7,535)
                                -------------  ------------  ------------ ----------

Balance, June 30, 1996              1,250,009        1,250      181,805    (183,920)

Shares issued for cash in
  October 1996                         60,000           60        5,940           -

Issuance of common stock for
  services rendered at $0.025 per
  share in October 1996                20,000           20        2,000           -

Net Loss for the year ended
 June 30,1997                              -            -            -       (9,840)
                                -------------  ------------  ----------- -----------
Balance June 30, 1997               1,330,009  $     1,330   $  189,745  $ (193,760)

Shares issued for services and
 expenses paid $.06 share             174,991          175       10,325           -

Net loss for the six month
 period ended December 31, 1997
     (unaudited)                           -            -            -      (10,448)
                                -------------  ------------  ----------- -----------
Balance, December 31, 1997
     (unaudited)                $   1,505,000  $     1,505   $  200,070  $ (204,208)
                                =============  ============  =========== ===========

The accompanying notes are an integral part of these financial statements

                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity



                                                                         Deficit
                                                                         Accumulated
                                                             Additional  During the
                                       Common Stock          paid-in     Development
                                  Shares          Amount     Capital     Stage
                                -------------  ------------  ----------- -----------
Balance, June 30, 1992                745,066  $       745   $  151,298  $ (152,943)

Net loss for the year ended
  June 30, 1993                            -            -            -       (1,335)

Balance, June 30, 1993                745,066          745      151,298    (154,278)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.2587 per share         54,936           55       14,157          -

Net loss for the year ended
  June 30, 1994                            -            -            -      (14,252)
                                -------------  ------------  ----------- -----------
Balance, June 30, 1994                800,002          800      165,455    (168,530)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.04 per share in
  March, 1995                          85,000           85        3,315           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  March, 1995                          60,000           60        2,940           -

Issuances of common stock for
  services rendered at $.04 per
  share in March, 1995                 75,000           75        2,925           -

Net loss for the year ended
  June 30, 1995                            -            -            -       (7,855)
                                 ------------  ------------  ----------- -----------
Balance, June 30, 1995              1,020,002  $     1,020   $  174,635  $ (176,385)
                                 ------------  ------------  ----------- -----------














The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity




                                                                         Deficit
                                                                         Accumulated
                                                             Additional  During the
                                       Common Stock          paid-in     Development
                                  Shares          Amount     Capital     Stage
                                -------------  ------------  ----------- -----------
Balance at inception                       -   $        -    $       -   $        -

Issuance of common stock
  at inception at $0.1875
  per share                           112,000          112       20,888           -

Issuance of common stock in
  July, 1988 at $1.25 per share,
  less deferred offering costs
  offset against paid-in capital      105,120          105       91,630           -

Net loss from inception to
  June 30, 1989                            -            -            -      (19,673)

Balance, June 30, 1989                217,120          217      112,518     (19,673)

Issuance of common stock for
  fixed assets and services in
  August, 1989                        506,613          507       18,801           -

Issuance of common stock
  in private placement at $0.9375
  per share in November, 1989          21,333           21       19,979           -

Net loss for the year ended
  June 30, 1990                            -            -            -     (132,670)
                                 ------------  ------------ ------------ -----------
Balance, June 30, 1990                745,066          745      151,298    (152,343)

Net loss for the year ended
   June 30, 1990                           -            -            -         (300)
                                 ------------  ------------ ------------ -----------
Balance, June 30, 1991                745,066          745      151,298    (152,643)

Net loss for the year ended
  June 30, 1992                            -            -            -         (300)
                                 ------------  ------------ ------------ -----------
Balance, June 30, 1992                745,066  $       745  $   151,298  $ (152,943)
                                 ------------  ------------ ------------ -----------









The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statement of Cash Flows

                                                                From
                                                                Inception on
                                                                September 28,
                                          For the Six Months    1987 through
                                          ended December 31,    December 31,
                                      1997           1996       1997
                                 -------------- --------------  --------------
Cash Flows form Operating
  Activities:

     Net loss                    $     (10,448) $      (7,322)  $    (204,208)
     Discontinued operations                -              -           19,308
     Non-cash services rendered
       and expenses paid by
       stockholders'                    10,400          3,000          39,257
     Increase (decrease) in
       current liabilities                  -           4,774           2,729
                                 -------------- --------------  --------------
     Net Cash Provided (Used)
       by Operating Activities             (48)           452        (142,914)
                                 -------------- --------------  --------------
Cash Flows from Investment
  Activities:                               -              -               -
                                 -------------- --------------  --------------
Cash Flows from Financing
  Activities:

     Issuance of common stock              100             -          143,010
                                 -------------- --------------  --------------
     Net Cash Provided by
       Financing Activities                100             -          143,010
                                 -------------- --------------  --------------
Net increase (decrease) in cash             52            452              96

Cash, beginning of year                     44            335              -
                                 -------------- --------------  --------------
Cash, end of year                $          96  $         787              96
                                 ============== ==============  ==============
Cash, paid during
  the year for:

     Interest                    $          -   $          -    $          -
     Income taxes                $          -   $          -    $          -

Noncash financing activities

     Issuance of common stock
       for fixed assets          $          -   $          -    $      19,308

     Issuance of common stock for
         stockholders' payable   $          -   $          -    $      20,612



The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                        December 31, 1997

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 1997 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1997.

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