Form 10QSB
period 1998-03-31
CORVALLIS INC
filed 1998-05-01
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended:  March 31, 1998 Commission File No. 33-18143-D

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



                  PART 1.  FINANCIAL INFORMATION


                  ITEM 1.  FINANCIAL STATEMENTS

     In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and changes in its financial position for the three months ended March 31, 1998 and six months ended December 31, 1997. The results of its operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

                             ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             MATERIAL CHANGES IN FINANCIAL CONDITION
             ---------------------------------------

     The Registrant has been essentially inactive since January, 1990. The Registrant's financial condition has not changed materially since the year ended June 30, 1994. However, during the fiscal year ended June 30, 1996, the Registrant incurred $7,535 in legal, accounting and other expenses in connection with the filing of periodic reports of the Registrant's efforts to reactivate its operations and the Registrant's review of business opportunities for possible involvement by the Registrant. During the quarter ended March 31, 1998, the Registrant incurred a total of $96 in such expenses, as compared to a total of $824 in expenses for the quarter ended March 31, 1997.

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

            MATERIAL CHANGES IN RESULTS OF OPERATIONS
            -----------------------------------------

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the quarters ended March 31, 1998 and March 31, 1997. The Registrant had a loss of $10,544 for the nine months ended March 31, 1998 as compared to a loss of $8,166 for the nine months ended March 31, 1997. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.

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

                  ITEM 4.  SUBMISSION OF MATTERS
                  TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

                    ITEM 5.  OTHER INFORMATION


None.

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit #     Description

     27       Financial Data Schedule

     (b) Reports on Form 8-K. During the quarter ended March 31, 1998, no reports on Form 8-K were filed by the Registrant.


                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CORVALLIS, INC.
                                        (Registrant)


Date: 4/29, 1998                         By: /s/ Whitney O. Cluff
                                            ---------------------
                                            Whitney O. Cluff, President and
                                            Chief Executive Officer












                         Corvallis, Inc.
                  (a Development Stage Company)
                       Financial Statements
                          March 31, 1998







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


           <Letter head of Crouch, Bierwolf & Chisholm
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                   Salt Lake City, Utah 84101>

                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Corvallis, Inc.
Salt Lake City, Utah

The accompanying balance sheets as of March 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the nine months ended March 31, 1998 and 1997 were not audited by us and, accordingly, we do not express and opinion on them.

The accompanying balance sheet as of June 30, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated August 15, 1997.

/s/ Crouch, Bierwolf & Chisholm

April 20, 1998

                         Corvallis, Inc.
                  (a Development Stage Company)
                          Balance Sheets

                              Assets

                                         March 31,          June 30,
                                           1998               1997
                                         ---------          ---------
Current assets
 Cash                                    $    -             $     44
                                         ---------          ---------

      Total Current Assets               $    -             $     44
                                         ---------          ---------

      Total Assets                       $    -             $     44
                                         =========          =========

               Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                        $   2,205          $  2,205
 Stockholder's Payable                         524               524
                                         ---------          --------

Total Current Liabilities                    2,729             2,729
                                         ---------          --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized
    200,000,000 shares of $.001
    par value, issued and outstanding
    1,505,000 shares and 1,330,009
    shares issued and outstanding,
    respectively                             1,505             1,330
   Additional Paid-in Capital              200,070           189,745
   Deficit Accumulated During the
     Development Stage                    (204,304)         (193,760)
                                         ---------          ---------

Total Stockholders' Equity (Deficit)       (2,729)            (2,685)
                                         ---------          ---------

Total Liabilities and Stockholders'
Equity                                   $   -              $     44
                                         =========          =========


The accompanying notes are an integral part of these financial statements


                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statements of Operations


                                                                                Cumulative
                             For the Three Months        For the Nine Months         Total
                                Ended March 31,            Ended March 31,           Since
                               1998          1997        1998          1997        Inception
                             --------      --------    --------      --------      ---------
Revenues                     $    -        $    -      $     -       $   -         $   -

Expenses:

  Consulting fees                -             -             -           2,000          9,047
  Legal                          -             -            2,500        2,000         12,127
  Accounting                     -             -            1,515        1,315         10,248
  General &
  Administrative                   96           824         6,529        2,851         16,128
                             --------      --------    ----------    ---------     ----------

      Total Expenses               96           824        10,544        8,166         47,550
                             --------      --------    ----------    ---------     ----------

Net loss before
   discontinued
   operations               $     (96)    $    (824)   $  (10,544)   $  (8,166)       (47,550)
                             --------      --------    ----------    ---------     ----------

Loss on discontinued
 operations                     -              -             -            -          (156,754)
                             --------      --------    ----------    ---------     ----------

Net Loss                    $     (96)    $    (824)   $  (10,544)   $  (8,166)   $  (204,304)
                            ==========    =========    ==========    =========    ===========


Weighted Average Loss
 Per Share                  $   (.000)    $   (.000)   $    (.007)   $   (0.01)   $    (0.241)
                            ==========    =========    ==========    =========    ============


The accompanying notes are an integral part of these financial statements

                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity


                                                                          Deficit
                                                                        Accumulated
                                                         Additional      During the
                                    Common Stock          paid-in       Development
                                 Shares       Amount      Capital          Stage
                                 ---------    ---------  ---------     -----------
Balance, June 30,1995            1,020,002    $  1,020   $ 174,635     $  (176,385)

Capital contributed by
  extinguishment of
  stockholders' payable               -           -          1,150           -

Issuance of common stock for
  extinguishment of
  stockholders' payable at
  $0.05 per share in
  September, 1995                   20,000          20         980           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.025 per share in
  March, 1996                      130,000         130       3,120           -

Issuance of common stock for
  services rendered at $0.025
  per share in March, 1996          80,000          80       1,920           -

Fractional shares from reverse
  stock split                            7        -           -              -

Net loss for the year ended
  June 30, 1996                       -           -           -            (7,535)
                                 ---------    ---------  ---------     -----------

Balance, June 30, 1996           1,250,009       1,250     181,805       (183,920)

Shares issued for cash in
  October 1996                      60,000          60       5,940           -


Issuance of common stock for
  services rendered at $0.025
  per share in October 1996         20,000          20       2,000           -

Net Loss for the year ended
 June 30,1997                         -           -           -            (9,840)
                                 ---------    ---------  ---------     -----------

Balance June 30, 1997            1,330,009    $  1,330   $ 189,745    $  (193,760)

Shares issued for services and
 expenses paid $.06 share          174,991         175      10,325           -

Net loss for the nine month
 period ended March 31, 1998
     (unaudited)                     -            -               -       (10,544)
                                 ---------    ---------  ---------     -----------
Balance, March 31, 1998
   (unaudited)                  $1,505,000    $  1,505   $ 200,070    $  (204,304)
                                ==========    ========   =========    ===========


The accompanying notes are an integral part of these financial statements

                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity

                                                                          Deficit
                                                                        Accumulated
                                                         Additional      During the
                                    Common Stock          paid-in       Development
                                 Shares       Amount      Capital          Stage
                                 ---------    ---------  ---------     -------------

Balance, June 30, 1992              745,066   $     745  $   151,298   $   (152,943)


Net loss for the year ended
  June 30, 1993                        -          -             -            (1,335)
                                 ---------    ---------  -----------   -------------


Balance, June 30, 1993              745,066         745      151,298       (154,278)


Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.2587 per share       54,936          55       14,157            -

Net loss for the year ended
  June 30, 1994                        -          -             -           (14,252)
                                   ---------    ---------  -----------   -----------

Balance, June 30, 1994              800,002         800      165,455       (168,530)


Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.04 per share in
  March, 1995                        85,000          85        3,315            -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  March, 1995                        60,000          60        2,940            -

Issuances of common stock for
  services rendered at $.04 per
  share in March, 1995               75,000          75        2,925            -

Net loss for the year ended
  June 30, 1995                        -          -           -             (7,855)
                                 ---------    ---------  -----------   ------------

Balance, June 30, 1995            1,020,002   $   1,020  $  174,635    $  (176,385)
                                  =========    ========  ==========    ============

The accompanying notes are an integral part of these financial statements

                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity

                                                                          Deficit
                                                                        Accumulated
                                                         Additional      During the
                                    Common Stock          paid-in       Development
                                 Shares       Amount      Capital          Stage
                                 ---------    ---------  -----------   -------------
Balance at inception                   -      $   -      $    -        $      -

Issuance of common stock
  at inception at $0.1875
  per share                      112,000           112      20,888            -

Issuance of common stock in
  July, 1988 at $1.25 per
  share, less deferred
  offering costs offset
  against paid-in capital        105,120           105      91,630            -

Net loss from inception to
  June 30, 1989                     -             -           -            (19,673)
                            ---------    ---------  -----------   ----------
Balance, June 30, 1989           217,120           217     112,518         (19,673)

Issuance of common stock for
  fixed assets and services
  in August, 1989                506,613           507      18,801            -

Issuance of common stock
  in private placement at
  $0.9375 per share in
  November, 1989                  21,333            21      19,979            -

Net loss for the year ended
  June 30, 1990                     -             -           -          (132,670)
                                 ---------    ---------  -----------   -------------

Balance, June 30, 1990           745,066           745     151,298       (152,343)

Net loss for the year ended
   June 30, 1990                    -             -           -              (300)
                                 ---------    ---------  -----------   ------------

Balance, June 30, 1991           745,066           745     151,298       (152,643)

Net loss for the year ended
  June 30, 1992                     -             -           -              (300)
                                 ---------    ---------  -----------   -----------

Balance, June 30, 1992           745,066      $    745   $ 151,298     $ (152,943)
                                 ---------    ---------  ----------    -----------

The accompanying notes are an integral part of these financial statements

                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statement of Cash Flows

                                                                     From
                                                                 Inception on
                                                                 September 28,
                                      For the Nine Months        1987 through
                                        ended March 31,           March 31,
                                    1998            1997             1998
                                 -----------     -----------    -------------
Cash Flows form Operating
  Activities:

     Net loss                    $  (10,544)     $   (8,166)    $   (204,304)
     Discontinued operations          -             -                 19,308
     Non-cash services rendered
       and expenses paid by
       stockholders'                 10,400           3,000           39,257
     Increase (decrease) in
       current liabilities            -               5,294            2,729
                                  ----------     -----------    -------------
     Net Cash Provided (Used)
       by Operating Activities         (144)            128         (143,010)
                                  ----------     -----------    -------------

Cash Flows from Investment
  Activities:                          -              -                    -
                                  ----------     -----------    -------------
Cash Flows from Financing
  Activities:

     Issuance of common stock           100           -              143,010
                                 -----------   --------------    ------------
     Net Cash Provided by
       Financing Activities             100           -              143,010
                                 -----------   --------------    ------------
Net increase (decrease) in cash         (44)            128              -

Cash, beginning of year                  44             335              -
                                 -----------   --------------    ------------
Cash, end of year                $       -     $        463              -
                                 ===========    =============    ============

Cash, paid during
  the year for:

     Interest                    $       -      $      -          $     -
     Income taxes                $       -      $      -          $     -

Noncash financing activities

     Issuance of common stock
     for fixed assets            $       -      $      -          $   19,308

     Issuance of common stock for
         stockholders' payable   $       -      $     5,000       $   20,612

     Issuance of stock for
         services rendered       $       -      $     5,000       $     -


The accompanying notes are an integral part of these financial statements

                         Corvallis, Inc.
                  (a Development Stage Company)
                         March 31, 1998

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 1998 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1997.

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