Form 10KSB
period 1998-06-30
CORVALLIS INC
filed 1998-09-28
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

[X]    Annual Report Pursuant To Section 13 or 15(d) of the Securities
Exchange Act of 1934

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For The Fiscal year Ended June 30, 1998
                  Commission File No. 33-18143-D

                         CORVALLIS, INC.
                         ----------------
      (Exact name of Registrant as specified in its Charter)

            Nevada                                  87-0449399
            ------                                  ----------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

 1486 South l100 East
 Salt Lake City, Utah                                   84105
---------------------                                   -----
(Address of principal executive offices)              (Zip Code)

        Registrant's Telephone Number including Area Code:
                          (801) 487-3893
                          --------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
Title of Each Class                               on which Registered
-------------------                               -------------------
      None                                                None

Securities Registered Pursuant to Section 12(g) of the Act:

                               None
                               ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year.      None

     The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the average bid and asked prices in the over-the-counter market on August 26, 1998, was approximately $399,984.

     As of the date of the filing of this report, the Registrant had outstanding a total of 1,505,000 shares of its common stock, par value $0.001.

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

None.


                        TABLE OF CONTENTS


Item Number and Caption                                         Page No.

PART 1

1.  Business                                                    4

2.  Properties                                                  7

3.  Legal Proceedings                                           7

4.  Submission of Matters to a Vote of Security Holders         8

PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters                                         8

6.  Plan of Operations                                          9

7.  Financial Statements and Supplementary Data                 10

8.  Changes in and Disagreements on Accounting and Financial
    Disclosure                                                  10


PART III

9. Directors and Executive Officers of the Registrant           10

10. Executive Compensation                                      12

11. Security Ownership of Certain Beneficial Owners
    and Management                                              12

12. Certain Relationships and Related Transactions              14

PART IV                                                         Page No.

13. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K                                        14

14.  Signatures                                                 16

                              PART I

                        ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

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

     The Company has very limited assets, however, and any such transaction may require the Company to raise capital or undertake some form of financing. Because of the Company's extremely limited resources, there can be no assurance the Company will be able to locate a suitable enterprise for an acquisition, reorganization or merger transaction on terms which can be achieved by the Company.

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

     The Registrant recognizes that because of its extremely limited financial, management and other resources, the number and quality of suitable potential business ventures available to it may be extremely limited.

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

     To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products, marketing concepts or services, the merit of technological changes, and numerous factors which may not be reflected on a balance sheet or operating statement and are difficult, if not impossible, to analyze through the application of objective criteria. In many instances, it is anticipated that the results of operation of a specific venture may not be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or augment management, and other factors. Because the Company may participate in business endeavors with newly organized firms or with firms which are entering a new phase of growth, it should be emphasized that the Company will incur further risks since management in many instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be accurately predicted.

     The analysis and review of new business ventures will be undertaken by or under the supervision of the officers and directors, none of whom is a professional business analyst. No member of management has any significant business experience or expertise in any type of business which is likely to be investigated by the Company. Therefore, management will have to rely on their common sense and business judgment as well as upon the advice of consultants to analyze the factors described above. In reviewing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources, the working capital and other financial requirements, the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services available and the depth of management; the potential for growth and expansion; risk factors; the perceived public recognition or acceptance of products, services; and other factors.

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

     It is anticipated that business opportunities will be available to the Company from various sources, including its officers and directors and shareholders and their business associates, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with the Company but who submit a potential business opportunity in which the Company elects to participate. No such finder's fee or other fees will be paid to any person who is an officer, director or principal of the Company.

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

Offices and Employees

     The Company presently uses the offices of its Secretary/Treasurer and Vice President, at no charge. At such time as business operations commence, the Company may be charged a reasonable fee for its office facilities. The Company has no employees.

                       ITEM 2.  PROPERTIES

     The Company does not hold any properties.

                    ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings, and no such proceedings by or, to the best of its knowledge, against the Company have been threatened.

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

                             PART II

                             ITEM 5.

              MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

     There is currently only a very limited trading market for the Company's shares of common stock; however, the Company's shares of common stock are eligible for quotation on the NASD Electronic Board under the symbol "CVLO." The following sets forth, for the respective periods indicated, the high and low bid prices of the Company's common stock in the over-the-counter market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended           High Bid        Low Bid
--------------------           --------        -------
September 30, 1996             $.50            $.25

December 31, 1996              $.50            $.50

March 31, 1997                 $.50            $.50

June 30, 1997                  $1.25           $.50

September 30, 1997             $1.50           $1.50

December 31, 1997              $3.00           $2.50

March 31, 1998                 $2.75           $2.50

June 30, 1998                  $3.00           $3.00

     As of September 16, 1998, the stock was quoted at $2.75 bid, $3.75 offer.

     Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

     As of the date of filing this report, there were approximately 166 holders of record of the Company's common stock.

     The Company has not sold any unregistered securities within the fourth fiscal quarter.

                             ITEM 6.

                        PLAN OF OPERATIONS

     On June 30, 1998, the Company had $0 in cash, $5,222 in liabilities, and no other liquid assets or resources. The Company did not post any revenues for the fiscal year and essentially had no operations during the fiscal year ended June 30, 1998. The Company incurred expenses during the year of $4,698 in accounting, legal and other fees in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year.

     The Company anticipates that until a business opportunity is found it will rely on the commitment of its principal shareholders to cover all operation and other costs until sufficient revenues are generated. There is no assurance that the shareholders' commitment will ultimately prove to be adequate to allow the Company to enter into a business opportunity. Currently, the Company has no plans to raise additional capital, however, the Company may elect to do so at some future date.

     At present, the Company does not have adequate capital to conduct any significant operations. The Company is engaged in the search for potential business opportunities for acquisition or involvement by the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company may become involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

                             ITEM 7.

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included beginning at page F-1.

                             ITEM 8.

            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

     In July, 1997, the Registrant changed its accountants to the firm of Crouch, Bierwolf and Chisholm, a Salt Lake City, Utah certified public accounting firm. The former accounting firm, Jones, Jensen & Company, was dismissed by the Registrant in July, 1997. The decision to change accountants was approved by the Registrant's board of directors.

     The report of the former accounting firm for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Registrant's two most recent fiscal years, there were not any disagreements with the former accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In addition, the Registrant has not experienced any other events pertaining to the change of accountants, which require disclosure under this Item 8 or under Rule 304 of Regulation S-B, of the Securities Exchange Act of 1934, as amended.

                             PART III

                             ITEM 9.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAMES AND TERMS OF OFFICE

     The table below sets forth the name, age, and position of each executive officer and director of the Company.


Name                 Age      Position                     Since*
----                 ---      --------                     -----
Whitney O. Cluff     48       President and Chairman       September, 1989

John Papanikolas     48       Secretary/Treasurer and
                              Director                     September, 1987

Thomas Mulcock       48       Vice President and Director  September, 1994

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

      John G. Papanikolas has been, since 1993, the President and owner of Emissions Xpress, a Salt Lake City based owner and operator of an automobile emissions testing and safety inspection centers, since 1993. From 1989 to the present, he has served as a member of the board of directors of Magna Investment, Ltd., a developer of shopping centers and real estate in Arizona and Utah. Since 1986, he has been a director of Foothill Oriental Rugs, Inc., an importer, wholesaler and retailer of oriental rugs and handmade carpets, located in Salt Lake City, Utah. From 1985 to 1988, he was editor and publisher of Guide Publications 7, Inc., a publishing firm. From 1979 through 1985, he was owner and operator of Clayton Oriental Rugs and in 1985 became advertising manager for Zions Oriental Rugs. Mr. Papanikolas has worked as a writer and editor for the Salt Lake Tribune, a major daily newspaper in Salt Lake City. In 1983, Mr. Papanikolas earned a bachelor's degree in business administration from the University of Utah and a bachelor's degree in behavioral science from Westminster College.

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

                 ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal year ended June 30, 1998, no officer or director received a salary or bonus, however, Whitney O. Cluff, received restricted common stock in consideration of services rendered on behalf of the Company, as described below. Set forth below is a summary of the compensation received by officers and directors during the fiscal year:

                  Summary of Compensation Table
                  -----------------------------

                                                        Long Term Compensation
                                                        ----------------------
                            Annual Compensation          Awards        Payouts
                            -------------------          ------        -------

                                         Other
                                         Annual             Restricted         Other
Name & Principal    Fiscal               Compen-  Stock     Options     LTIP   Compen-
Position            Year   Salary  Bonus sation   Award(s)  SAR's       Payout sation
--------            ----   ------  ----- -------  --------  ------      ------ ------
Whitney O. Cluff(1) 1998   $0      $0    $0       $3,000(1) $0          $0     $0
President and       1997   $0      $0    $0       $0        $0          $0     $0
Director            1996   $0      $0    $0       $0        $0          $0     $0

John Papanikolas    1998   $0      $0    $0       $0        $0          $0     $0
Secretary/Treasurer 1997   $0      $0    $0       $0        $0          $0     $0
and Director        1996   $0      $0    $0       $0        $0          $0     $0

Thomas Mulcosk      1998   $0      $0    $0       $0        $0          $0     $0
Vice President and  1997   $0      $0    $0       $0        $0          $0     $0
Director            1996   $0      $0    $0       $0        $0          $0     $0


1) Mr. Cluff was issued a total of 50,000 shares of restricted common stock of the Company, valued at $.06 per share, in consideration of his efforts on behalf of the Company.

                             ITEM 11.

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

                    CERTAIN BENEFICIAL OWNERS
                    -------------------------

                                                                    Amount and
Name and Address of                                                 Percent of
Beneficial Owner           Amount and Nature of Ownership (1)          Class
----------------           ----------------------------------          -----

Mitchell T. Godfrey        191,340  (2)                                14.4
230 North Fork Ray Creek
Townsend, Montana  59644

James C. Lewis              225,359  (2)                               15
West 100 South, Suite 600
Salt Lake City, Utah  84101

M. Don Nelson               157,999  (2)                               11.9
5122 South Holladay Blvd.
Holladay, Utah  84117

Principal Holdings, Inc.    833,331                                    5.5
215 South State Street
Suite 1100
Salt Lake City, Utah 84111








                     OWNERSHIP OF MANAGEMENT
                     -----------------------

Officers and Directors:
-----------------------

                                 Amount and
Name and Address of              Nature of                     Percent of
Beneficial Owner                 Beneficial Owner              Class
----------------                 ----------------              -----
Whitney O. Cluff                 375,126                       25
Ichabod Street
Salt Lake City, Utah 84117

John Papanikolas                 213,248                       16.0
1486 South 1100 East
Salt Lake City, Utah  84105

Thomas Mulcock                   113,148                       8.5
1486 South 1100 East
Salt Lake City, Utah 84105

All Officers and
Directors as a
Group (3 persons):               701,522                       46.6

(1)Unless otherwise indicated, all shares are owned directly and of record.

(2) During the fiscal year, these individuals each received 83,281 shares distributed from the "CPM Group", a partnership consisting of these
individuals.   CPM Group held a total of 499,687 shares, representing 33.2% of the total outstanding shares, all of which was distributed to the partners. Thus CPM Group and these individuals may be considered to be in control of the Company.

                             ITEM 12.

          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended June 30, 1998 the Company issued an aggregate of 174,991 shares to an officer and director and principal shareholders. The Company issued 50,000 restricted shares to Whitney O. Cluff, an officer and director, for services rendered to the Company; 41,660 shares were issued to James C. Lewis, a principal shareholder, for services rendered on behalf of the Company; and an additional 83,331 shares to Principal Holdings, Inc., for services rendered on behalf of the Company, which made it a principal shareholder.

     None of the transactions described above can be considered to be the result of arms' length negotiations.

                             PART IV

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The following financial statements and schedules are included immediately following the signature page to this report.

(a)(1) FINANCIAL STATEMENTS

TITLE                                                              PAGE NO.
-----                                                              --------
Independent Accountants' Report of Jones, Jensen
& Company                                                          F-3

Balance Sheets as of June 30, 1998 and 1997                        F-4

Statement of Operations for the three
years ended June 30, 1998, 1997 and 1996                           F-5
and from inception through June 30, 1998

Statement of Stockholders' Equity for the
three years ended June 30, 1998, and the
period from inception through June 30, 1998                        F-6

Statement of Cash Flows for the three
years ended June 30, 1998, and
from inception through June 30, 1998                               F-9

Notes to Financial Statement                                       F-10
(a)(2).  FINANCIAL STATEMENT SCHEDULES

None.

(a)(3).  EXHIBITS:
         EXHIBIT NO.      SEC Reference No.   Title of Document   Location
         -----------      -----------------   -----------------   --------
         1                (3)                 *Articles of        Form 10-K
                                              Incorporation       for fiscal
                                                                  year ended
                                                                  June, 1989

         2                (3)                 *Bylaws             same


*  These documents are incorporated herein by reference.

(b)     REPORTS ON FORM 8-K

None
                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                           REGISTRANT:

                                 CORVALLIS, INC.

Dated:  September 28, 1998       By:/s/ Whitney O. Cluff
                                 -----------------------
                                 Whitney O. Cluff (Principal Executive
                                 Officer)

Dated:  September 28, 1998       By:/s/ John Papanikolas
                                 -----------------------
                                 John Papanikolas (Principal Financial and
                                 Accounting Officer)

                         Corvallis, Inc.
                  (a Development Stage Company)
                       Financial Statements
                      June 30, 1998 and 1997

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

                          <Letterhead >
                  Crouch, Biierwolf & Chisholm
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101
               (801) 363-1175 (FAX) (801) 363-0615


                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.


We have audited the accompanying balance sheets of Corvallis, Inc. (a Development Stage Company) for the year ended June 30, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvallis, Inc. (a Development Stage Company) as of June 30 1998 and 1997 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
August 20, 1998
                         Corvallis, Inc.
                  (a Development Stage Company)
                          Balance Sheets

                              Assets
                                                           June 30
                                                 --------------------------
                                                 1998                 1997
                                               --------------  --------------
Current assets
 Cash                                          $         -     $          44
                                               --------------  --------------
      Total Assets                             $         -     $          44
                                               ==============  ==============

               Liabilities and Stockholders' Equity

Liabilities
 Accounts payable                              $       4,698   $       2,205
 Accounts Payable-related party (Note 6)                 524             524
                                               --------------  --------------
Total liabilities                                      5,222           2,729
                                               --------------  --------------
Stockholders' Equity

   Common Stock, authorized
    200,000,000 shares of $.001 par value,
     issued and outstanding 1,505,000 shares
     and 1,330,009 shares issued and outstanding       1,505           1,330

   Additional Paid-in Capital                        200,070         189,745

   Deficit Accumulated During the
     Development Stage                              (206,797)       (193,760)
                                               --------------  --------------
Total Stockholders' Equity                            (5,222)         (2,685)

Total Liabilities and Stockholders' Equity     $          -    $          44
                                               ==============  ==============

The accompanying notes are an integral part of these financial statements
                                4

                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statements of Operations


                                                                            Cumulative
                                                                              Total
                                  For the years ended June 30,                Since
                              1998            1997           1996           Inception
                            ------------- ------------- -------------  ---------------
Revenues                    $     -       $     -       $     -        $         -

Expenses:

  Consulting fees                  3,493         2,000         1,395           12,540
  Legal                            1,500         2,200         3,200           11,127
  Accounting                       1,515         2,015         1,983           11,463
  General & Administrative         6,529         3,625           957           14,913
                            ------------- ------------- -------------  ---------------

      Total Expenses              13,037         9,840         7,535           50,043
                            ------------- ------------- -------------  ---------------
Net loss before discontinued
   operations               $    (13,037) $     (9,840) $     (7,535)  $      (50,043)
                            ------------- ------------- ------------- ----------------
Loss on disposed of operations    -              -            -              (156,754)
                            ------------- ------------- -------------  ---------------
Net Loss                    $    (13,037) $     (9,840) $     (7,535)  $     (206,797)
                            ============= ============= =============  ===============
Net Loss Per Share          $      (.007) $      (.007) $      (.006)  $        (.228)
                            ============= ============= =============  ===============
Weighted average shares
   outstanding                 1,454,660     1,306,994     1,104,301          904,338
                            ============= ============= =============  ===============

The accompanying notes are an integral part of these financial statements.
                                 5

                          Corvallis, Inc.
                   (a Development Stage Company)
                 Statement of Stockholders' Equity

                                                                         Deficit
                                                                         Accumulated
                                                         Additional      During the
                                     Common Stock        paid-in         Development
                                Shares          Amount   Capital         Stage
                               -------------  ---------- --------------  --------------
Balance, June 30,1995             1,020,002   $    1,020 $     174,635   $    (176,385)

Capital contributed by
  extinguishment of
  stockholders' payable               -               -          1,150              -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  September, 1995                    20,000           20           980              -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.025 per share in
  March, 1996                       130,000          130         3,120              -





Issuance of common stock for
  services rendered at $0.025
  per share in March, 1996           80,000           80         1,920              -

Fractional shares from reverse
  stock split                             7            -            -               -

Net loss for the year ended
  June 30, 1996                          -             -            -           (7,535)
                               -------------  -----------  ------------  --------------
Balance, June 30, 1996            1,250,009        1,250       181,805        (183,920)

Shares issued for cash in
  October 1996                       60,000           60         5,940              -

Issuance of common stock for
  services rendered at $0.025 per
  share in October 1996              20,000           20         2,000              -

Net Loss for the year ended
 June 30,1997                            -            -             -           (9,840)
                               -------------  ----------  -------------  --------------
Balance June 30, 1997             1,330,009        1,330       189,745        (193,760)

Shares issued for services and
 expenses paid at $.06 per share    174,991          175        10,325           -

Net Loss for the year ended
 June 30,1998                            -            -             -          (13,037)
                               -------------  ----------  -------------  --------------
Balance June 30, 1998             1,505,000   $    1,505  $    200,070   $    (206,797)
                               =============  ==========  =============  ==============


The accompanying notes are an integral part of these financial statements.
                                 6


                          Corvallis, Inc.
                   (a Development Stage Company)
                 Statement of Stockholders' Equity

                                                                         Deficit
                                                                         Accumulated
                                                         Additional      During the
                                     Common Stock        paid-in         Development
                                Shares          Amount   Capital         Stage
                               -------------  ---------- --------------  --------------
Balance, June 30, 1992               745,066  $      745 $     151,298   $    (152,943)

Net loss for the year ended
  June 30, 1993                           -           -             -           (1,335)
                               -------------  ---------- --------------  --------------
Balance, June 30, 1993               745,066         745       151,298        (154,278)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.2587 per share        54,936          55        14,157               -

Net loss for the year ended
  June 30, 1994                           -           -             -          (14,252)
                               -------------  ---------- --------------  --------------
Balance, June 30, 1994               800,002         800       165,455        (168,530)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.04 per share in
  March, 1995                         85,000          85         3,315               -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  March, 1995                         60,000          60         2,940               -

Issuances of common stock for
  services rendered at $.04 per
  share in March, 1995                75,000          75         2,925               -

Net loss for the year ended
  June 30, 1995                           -            -            -            (7,855)
                               --------------  --------- --------------  ---------------
Balance, June 30, 1995             1,020,002   $   1,020 $     174,635   $     (176,385)
                               --------------  --------- --------------  ---------------

The accompanying notes are an integral part of these financial statements.
                                 7

                          Corvallis, Inc.
                   (a Development Stage Company)
                 Statement of Stockholders' Equity

                                                                         Deficit
                                                                         Accumulated
                                                         Additional      During the
                                     Common Stock        paid-in         Development
                                Shares          Amount   Capital         Stage
                               -------------  ---------- --------------  --------------
Balance at inception                     -    $       -  $           -   $          -

Issuance of common stock
  at inception at $0.1875
    per share                       112,000          112        20,888              -

Issuance of common stock in
  July, 1988 at $1.25 per share,
  less deferred offering costs
  offset against paid-in capital    105,120          105        91,630              -

Net loss from inception to
  June 30, 1989                          -            -             -           (19,673)
                               -------------  ---------- --------------  ---------------
Balance, June 30, 1989              217,120          217       112,518          (19,673)

Issuance of common stock for
  fixed assets and services in
  August, 1989                      506,613          507        18,801              -

Issuance of common stock
  in private placement at $0.9375
  per share in November, 1989        21,333           21        19,979              -

Net loss for the year ended
  June 30, 1990                          -            -             -          (132,670)
                               -------------  ---------- --------------  ---------------
Balance, June 30, 1990              745,066          745       151,298         (152,343)

Net loss for the year ended
   June 30, 1990                         -            -             -              (300)
                               -------------  ---------- --------------  ---------------
Balance, June 30, 1991              745,066          745       151,298         (152,643)

Net loss for the year ended
  June 30, 1992                          -            -             -              (300)
                               -------------  ---------- --------------  ---------------
Balance, June 30, 1992              745,066   $      745 $     151,298   $     (152,943)
                               -------------  ---------- --------------  ---------------

The accompanying notes are an integral part of these financials statements,
                                 8

                          Corvallis, Inc.
                   (a Development Stage Company)
                      Statement of Cash Flows

                                                                       September
                                                                       28, 1987
                                                                       (inception)
                                  For the years ended June 30,         to June 30,
                              1998            1997           1996      1998
                            ------------- ------------- -------------  ---------------
Cash Flows form Operating
  Activities:

     Net loss               $    (13,037) $     (9,840) $     (7,535)  $     (206,797)
     Discontinued operations          -             -             -            19,308
     Non-cash services rendered
       and expenses paid by
       stockholders'              10,500         2,020         6,250           39,357
     Increase (decrease) in
       current liabilities         2,493         1,529         1,200            5,222
                            ------------- ------------- -------------  ----------------
     Net Cash Provided (Used)
       by Operating Activities       (44)       (6,291)          (85)        (142,910)
                            ------------- ------------- -------------  ----------------
Cash Flows from Investment
  Activities:                         -            -              -                -
                            ------------- ------------- -------------  ----------------
Cash Flows from Financing
  Activities:

     Issuance of common stock         -          6,000            -           142,910
                            ------------- ------------- -------------  ----------------
     Net Cash Provided by
       Financing Activities           -          6,000            -           142,910
                            ------------- ------------- -------------  ----------------
Net increase (decrease) in cash      (44)         (291)          (85)              -

Cash, beginning of year               44           335           420               -
                            ------------- ------------- -------------  ----------------
Cash, end of year           $          -  $         44  $        335               -
                            ============= ============= =============  ================

Cash, paid during
  the year for:

     Interest               $          -  $         -   $         -    $           -
     Income taxes           $          -  $         -   $         -    $           -


The accompanying notes are an integral part of these financial statements.
                                 9

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

          At June 30, 1998 the Company had net operating loss carryforwards of approximately $206,000 that may be offset against future taxable income through 2013. No provision for income taxes has been made due to these net operating loss carryforwards. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

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