Form 10QSB
period 1998-09-30
CORVALLIS INC
filed 1998-11-13
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended:  September 30, 1998   Commission File No. 33-18143-D

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

     As of the date of filing of this report, the Registrant had a total of 1,505,000 shares of common stock issued and outstanding.

                  PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

     In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and changes in its financial position for the nine months ended September 30, 1998 and the year ended December 31, 1997.

                         Corvallis, Inc.
                  (a Development Stage Company)
                       Financial Statements
                       September 30, 1998

                         C O N T E N T S

Independent Auditors' Report  . . . . . . . . . . . . . . .  3

Balance Sheets  . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Operations .  . . . . . . . . . . . . . . . .  5

Statements of Stockholders' Equity. . . . . . . . . . . . .  6

Statements of Cash Flows . . . . . . . . . . . . . . . . .   9

Notes to the Financial Statements . . . . . . .. . . . . .   10

            <Letterhead of Crouch, Bierwolf & Chisholm
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101
                      Office (801) 363-1175
                        Fax (801)363-0615>

                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Corvallis, Inc.
Salt Lake City, Utah

The accompanying balance sheets as of September 30, 1998 and the related statements of operations, stockholders' equity, and cash flows for the three months ended September 30, 1998 and 1997 were not audited by us and, accordingly, we do not express and opinion on them.

The accompanying balance sheet as of June 30, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated August 20, 1998.

/s/ Crouch, Bierwolf & Chisholm

November 11, 1998

                         Corvallis, Inc.
                  (a Development Stage Company)
                          Balance Sheets

                              Assets

                                               September 30,      June 30,
                                                  1998             1998
                                              ---------------  --------------
Current assets
 Cash                                         $           -    $          -
                                              ---------------  --------------
      Total Current Assets                    $           -    $          -
                                              ---------------  --------------
      Total Assets                            $           -    $          -
                                              ---------------  --------------





               Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                             $        5,735   $       4,698
 Stockholder's Payable                                   524             524
                                              ---------------  --------------
  Total Current Liabilities                            6,259           5,222
                                              ---------------  --------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized
    200,000,000 shares of $.001 par value,
     issued and outstanding 1,505,000
     and 1,505,000 shares, respectively                1,505           1,505
   Additional Paid-in Capital                        200,070         200,070
   Deficit Accumulated During the
     Development Stage                              (207,834)       (206,797)
                                              ---------------  --------------
Total Stockholders' Equity (Deficit)                  (6,259)         (5,222)
                                              ---------------  --------------
Total Liabilities and Stockholders' Equity    $            -   $           -
                                              ===============  ==============

The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statements of Operations

                                         For the Three Months     Cumulative
                                         Ended September 30,      Total
                                   -----------------------------  Since
                                       1998             1997      Inception
                                   -------------  --------------  ------------
Revenues                           $         -    $          -    $        -

Expenses:

  Consulting fees                            -               -         12,540
  Legal                                      -               -         11,127
  Accounting                                 -               -         11,463
  General & Administrative                1,037              24        15,950
                                   -------------  --------------  ------------
      Total Expenses                      1,037              24        51,080
                                   -------------  --------------  ------------
Net loss before
   discontinued operations         $     (1,037)  $         (24)      (51,080)
                                   -------------  --------------  ------------
Loss on discontinued operations              -               -       (156,754)
                                   -------------  --------------  ------------
Net Loss                           $     (1,037)  $         (24)  $  (207,834)
                                   =============  ==============  ============
Weighted Average Loss Per Share    $      (.000)  $       (0.00)  $    (0.229)
                                   =============  ==============  ============

The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (A Development Stage Company)
                Statement of Stockholders's Equity

                                                                         Deficit
                                                                         Accumulated
                                                         Additional      During the
                                     Common Stock        paid-in         Development
                                Shares          Amount   Capital         Stage
                               -------------  ---------- --------------  --------------
Balance forward                   1,170,002   $    1,170 $     179,885   $    (176,385)

Issuance of common stock for
 services rendered at $0.025
 per share in March, 1996            80,000           80         1,920              -

Fractional shares from reverse
 stock split                              7           -             -               -

Net loss for the year ended
  June 30, 1996                          -            -             -           (7,535)
                               -------------  -----------  ------------  --------------
Balance, June 30, 1996            1,250,009        1,250       181,805        (183,920)

Shares issued for cash in
  October 1996                       60,000           60         5,940              -

Issuance of common stock for
  services rendered at $0.025 per
  share in October 1996              20,000           20         2,000              -

Net Loss for the year ended
 June 30,1997                            -            -             -           (9,840)
                               -------------  ----------  -------------  --------------
Balance June 30, 1997             1,330,009   $    1,330  $    189,745   $    (193,760)

Shares issued for services and
 expenses paid  $.06 per share      174,991          175        10,325              -

Net loss for the year ended
 June 30, 1998                           -            -             -          (13,037)
                               -------------  ----------  -------------  --------------
Balance June 30, 1998             1,505,000   $    1,505  $    200,070   $    (206,797)

Net loss for the three month
 period ended September 30, 1998
 (unaudited)                             -            -             -           (1,037)
                               -------------  ----------  -------------  --------------
Balance, September 30, 1998
 (unaudited)                   $  1,505,000   $    1,505  $    200,070   $    (207,834)
                               =============  ==========  =============  ==============

The accompanying notes are an integral part of these financial statements.
                                   6


                            Corvallis, Inc.
                     (a Development Stage Company)
                   Statement of Stockholders' Equity

                                                                         Deficit
                                                                         Accumulated
                                                         Additional      During the
                                     Common Stock        paid-in         Development
                                Shares          Amount   Capital         Stage
                               -------------  ---------- --------------  --------------
Balance, June 30, 1992               745,066  $      745 $     151,298   $    (152,943)

Net loss for the year ended
  June 30, 1993                           -           -             -           (1,335)
                               -------------  ---------- --------------  --------------
Balance, June 30, 1993               745,066         745       151,298        (154,278)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.2587 per share        54,936          55        14,157               -

Net loss for the year ended
  June 30, 1994                           -           -             -          (14,252)
                               -------------  ---------- --------------  --------------
Balance, June 30, 1994               800,002         800       165,455        (168,530)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.04 per share in
  March, 1995                         85,000          85         3,315               -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  March, 1995                         60,000          60         2,940               -

Issuances of common stock for
  services rendered at $.04 per
  share in March, 1995                75,000          75         2,925               -

Net loss for the year ended
  June 30, 1995                           -            -            -            (7,855)
                               --------------  --------- --------------  ---------------
Balance, June 30, 1995             1,020,002   $   1,020 $     174,635   $     (176,385)
                               --------------  --------- --------------  ---------------
Capital contributed by
 extinguishment of
 stockholders' payable                    -            -         1,150               -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $0.05 per share in
 September, 1995                     20,000           20           980               -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $0.025 per share in
 March, 1996                        130,000          130         3,120               -
                               -------------  ----------- -------------  --------------
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

The accompanying notes are an integral part of these financials statements.
                                  8

                           Corvallis, Inc.
                    (a Development Stage Company)
                       Statement of Cash Flows
                                                                  From
                                                                  Inception on
                                                                  September 28,
                                       For the Three Months       1987 through
                                        ended September 30,       September 30,
                                     1998                1997     1998
                                   --------------  ------------   --------------
Cash Flows form Operating
  Activities:

     Net loss                      $       (1,037) $        (24)  $    (207,834)
     Discontinued operations                   -             -           19,308
     Non-cash services rendered
       and expenses paid by
       stockholders                            -             -           39,357
     Increase (decrease) in
       current liabilities                  1,037            -            6,259
                                   --------------- -------------  --------------
     Net Cash Provided (Used)
       by Operating Activities                 -            (24)       (142,910)
                                   --------------- -------------  --------------
Cash Flows from Investment
  Activities:                                  -             -                -
                                   --------------- -------------  --------------
Cash Flows from Financing
  Activities:

     Issuance of common stock                  -             -          142,910
                                   --------------- -------------  --------------
     Net Cash Provided by
       Financing Activities                    -             -          142,910
                                   --------------- -------------  --------------
Net increase (decrease) in cash                -           (24)              -

Cash, beginning of year                        -            44               -
                                   --------------- -------------  --------------
Cash, end of year                  $           -   $        20               -
                                   =============== =============  ==============
Cash, paid during
  the year for:

     Interest                      $           -   $         -    $          -
     Income taxes                  $           -   $         -    $          -

Noncash financing activities

     Issuance of common stock
       for fixed assets            $           -   $         -    $      19,308

     Issuance of common stock for
       stockholders' payable       $           -   $         -    $      20,612

     Issuance of stock for
       services rendered           $           -   $         -    $          -


The accompanying notes are an integral part of these financial statements.

                           Corvallis, Inc.
                    (a Development Stage Company)
                         September 30, 1998

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1998 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1998.

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


                               ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     The Registrant has been essentially inactive since January, 1990. The Registrant's financial condition has not changed materially since the year ended June 30, 1994. However, during the fiscal year ended June 30, 1996, the Registrant incurred $7,535 in legal, accounting and other expenses in connection with the filing of periodic reports of the Registrant's efforts to reactivate its operations and the Registrant's review of business opportunities for possible involvement by the Registrant. During the quarter ended September 30, 1998, the Registrant incurred a total of $1,037 in such expenses, as compared to a total of $24 in expenses for the quarter ended September 30, 1997.

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




MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the quarters ended September 30, 1998 and September 30, 1997. The Registrant had a loss of $1,037 for the nine months ended September 30, 1998 as compared to a loss of $24 for the nine months ended September 30, 1997. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.

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

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                      ITEM 5.  OTHER INFORMATION

     None.

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     Exhibit #     Description

     27          Financial Data Schedule

     (b) Reports on Form 8-K. During the quarter ended September 30, 1998, no reports on Form 8-K were filed by the Registrant.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORVALLIS, INC.
                                  (Registrant)

Date: November 13, 1998           By /s/ Whitney O. Cluff
                                  -----------------------
                                  Whitney O. Cluff, President and
                                  Chief Executive Officer