Form 10QSB
period 1998-12-31
CORVALLIS INC
filed 1999-02-11
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarter Ended:  December 31, 1998 Commission File No. 33-18143-D

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        Commission File No. 33-18143-D

                         CORVALLIS, INC.
       ---------------------------------------------------
      (Exact name of registrant as specified in its charter)

               Nevada                             87-0449399
---------------------------------------   -----------------------------
 (State or other jurisdiction            (I.R.S. Employer
 of incorporation or organization)        Identification No.)


           1486 South 11th East
           Salt Lake City, Utah                               84105
 ---------------------------------------         ---------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (801) 487-3893
                                                    ---------------

                          Not applicable
    ----------------------------------------------------------
Former name, former address, former fiscal year, if changed since last report.

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

                  PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998, and the results of its operations and changes in its financial position for the six months ended December 31, 1998 and the year ended June 30, 1998.
                         Corvallis, Inc.
                  (a Development Stage Company)
                       Financial Statements
                        December 31, 1998

                         C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .  3

Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . .  5

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . .  6

Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . .   9

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . .   10

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

                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Corvallis, Inc.
Salt Lake City, Utah

The accompanying balance sheets as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of June 30, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated August 20, 1998.

/s/ Crouch, Bierwolf & Chisolm

February 10, 1999

                         Corvallis, Inc.
                  (a Development Stage Company)
                          Balance Sheets

                              Assets

                                             December 31,      June 30,
                                               1998              1998
                                           ---------------  ----------------

Current assets
 Cash                                      $         -      $          -
                                           ---------------  ----------------
      Total Current Assets                 $         -      $          -
                                           ---------------  ----------------
      Total Assets                         $         -      $          -
                                           ===============  ================

               Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                          $       5,735    $      4,698
 Stockholder's Payable                               524             524
                                           ---------------  ----------------
Total Current Liabilities                          6,259           5,222
                                           ---------------  ----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized
    200,000,000 shares of $.001 par value,
    issued and outstanding 1,505,000 shares
    and 1,505,000 shares issued and
    outstanding, respectively                      1,505           1,505
   Additional Paid-in Capital                    200,070         200,070
   Deficit Accumulated During the
     Development Stage                          (207,834)       (206,797)
                                           ---------------  ----------------
Total Stockholders' Equity (Deficit)              (6,259)         (5,222)
                                           ---------------  ----------------
Total Liabilities and Stockholders' Equity $         -      $          -
                                           ===============  ================

The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statements of Operations

                                                                                      Cumula-
                                 For the Three Months Ended For the Six Months Ended  tive
                                      December 31              December 31            Total
                                 -------------------------- ------------------------- Since
                                      1998         1997       1998         1997       Inception
                                 ------------- ------------ ------------ ------------ ----------
Revenues                         $      -      $      -     $      -     $       -    $     -

Expenses:

  Consulting fees                       -             -            -             -       12,540
  Legal                                 -            2,500         -          2,500      11,127
  Accounting                            -            1,515         -          1,515      11,463
  General & Administrative              -            6,409       1,037        6,433      15,950
                                 ------------ ------------- ------------ ----------- -----------
      Total Expenses                    -           10,424       1,037       10,448      51,080
                                 ------------ ------------- ------------ ----------- -----------
Net loss before
 discontinued operations         $      -     $    (10,424) $   (1,037)  $  (10,448) $  (51,080)
                                 ------------ ------------- ------------ ----------- -----------
Loss on discontinued operations         -             -            -             -     (156,754)
                                 ------------ ------------- ------------ ----------- -----------
Net Loss                         $      -     $    (10,424) $   (1,037)  $  (10,448) $ (207,834)
                                 ============ ============= ============ =========== ===========

Weighted Average Loss Per Share  $     (.000) $      (.007) $    (.000)  $    (0.07) $   (0.241)
                                 ============ ============= ============ =========== ===========


The accompanying notes are an integral part of these financial statements.

                          Corvallis, Inc.
                   (a Development Stage Company)
                 Statement of Stockholders' Equity

                                                                         Deficit
                                                                         Accumulated
                                                         Additional      During the
                                     Common Stock        paid-in         Development
                                Shares          Amount   Capital         Stage
                               -------------  ---------- --------------  --------------
Balance June, 1995                1,020,002   $    1,020 $     174,635   $    (176,385)

Capital contributed by
 extinguishment of
 stockholders' payable                   -            -          1,150              -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $0.05 per share in
 September, 1995                     20,000           20           980               -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $0.025 per share in
 March, 1996                        130,000          130         3,120               -



Issuance of common stock for
 services rendered at $0.025
 per share in March, 1996            80,000           80         1,920               -

Fractional shares from reverse
 stock split                              7           -             -                -

Net loss for the year ended
  June 30, 1996                          -            -             -           (7,535)
                               -------------  -----------  ------------  --------------
Balance, June 30, 1996            1,250,009        1,250       181,805        (183,920)

Shares issued for cash in
  October 1996                       60,000           60         5,940              -

Issuance of common stock for
  services rendered at $0.025 per
  share in October 1996              20,000           20         2,000              -

Net Loss for the year ended
 June 30,1997                            -            -             -           (9,840)
                               -------------  ----------  -------------  --------------
Balance June 30, 1997             1,330,009   $    1,330  $    189,745   $    (193,760)

Shares issued for services and
 expenses paid  $.06 per share      174,991          175        10,325              -

Net loss for the year ended
 June 30, 1998                           -            -             -          (13,037)
                               -------------  ----------  -------------  --------------
Balance June 30, 1998             1,505,000   $    1,505  $    200,070   $    (206,797)

Net loss for the six month
 period ended December 31, 1998          -            -             -           (1,037)
                               ------------   ----------  -------------  --------------
Balance December 31, 1998
 (unaudited)                   $  1,505,000   $    1,505 $     200,070   $    (207,834)
                               =============  ========== ==============  ==============

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
The accompanying notes are an integral part of these financials statements.
                                 8

                          Corvallis, Inc.
                   (a Development Stage Company)
                      Statement of Cash Flows
                                                                 From
                                                                 Inception on
                                                                 September 28,
                                     For the Six Months          1987 through
                                     ended December 31,          December 31,
                                  1998              1997         1998
                              ---------------  ---------------   --------------
Cash Flows form Operating
  Activities:

     Net loss                 $       (1,037)  $      (10,448)   $    (207,834)
     Discontinued operations               -                -           19,308
     Non-cash services rendered
       and expenses paid by
       stockholders'                       -           10,400           39,357
     Increase (decrease) in
       current liabilities             1,037                -            6,259
                              ---------------  ---------------   --------------
     Net Cash Provided (Used)
       by Operating Activities             -              (48)        (142,910)
                              ---------------  ---------------   --------------
Cash Flows from Investment
  Activities:                              -                -                -
                              ---------------  ---------------   --------------
Cash Flows from Financing
  Activities:

    Issuance of common stock               -              100          142,910
                              ---------------  ---------------   --------------

     Net Cash Provided by
       Financing Activities                -              100          142,910
                              ---------------  ---------------   --------------
Net increase (decrease) in cash            -               52                -

Cash, beginning of year                    -               44                -
                              ---------------  ---------------   --------------
Cash, end of year             $            -   $           96                -
                              ===============  ===============   ==============
Cash, paid during
  the year for:

     Interest                 $            -   $            -    $           -
     Income taxes             $            -   $            -    $           -

Noncash financing activities

     Issuance of common stock
      for fixed assets        $            -   $            -    $      19,308

     Issuance of common stock
      for stockholders'
      payable                 $            -   $            -    $      20,612

The accompanying notes are an integral part of these financial statements.

                          Corvallis, Inc.
                   (a Development Stage Company)
                         December 31, 1998

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 1998 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1998.

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


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the quarters ended December 31, 1998 and December 31, 1997. The Registrant had a loss of $1,037 for the six months ended December 31, 1998 as compared to a loss of $10.448 for the six months ended December 31, 1997. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit # Description
---------   -----------
    27      Financial Data Schedule

     (b) Reports on Form 8-K. During the quarter ended December 31, 1998, no reports on Form 8-K were filed by the Registrant.



                             SIGNATURES
                             ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CORVALLIS, INC.
                                           (Registrant)


Date: February 11, 1999                    By /s/ Whitney O. Cluff
                                              ----------------------
                                                  Whitney O. Cluff, President
                                                  and Chief Executive Officer