Form 10QSB
period 1999-03-31
CORVALLIS INC
filed 1999-05-14
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For Quarter Ended:  March 31, 1999       Commission File No. 33-18143-D

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

                  PART 1.  FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

     In the opinion of the Registrant, the following unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and changes in its financial position for the nine months ended March 31, 1999 and the year ended June 30, 1998.



                         Corvallis, Inc.
                  (a Development Stage Company)
                       Financial Statements
                         March 31, 1999

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


                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.
Salt Lake City, Utah

The accompanying balance sheets as of March 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the nine months ended March 31, 1999 and 1998 were not audited by us and, accordingly, we do not express and opinion on them.

The accompanying balance sheet as of June 30, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated August 20, 1998.

/s/ Crouch, Bierwolf & Chisholm

May 12, 1999

                         Corvallis, Inc.
                  (a Development Stage Company)
                          Balance Sheets

                              Assets
                                                   March 31,        June 30,
                                                      1999          1998
                                                  -------------- -------------
Current assets
 Cash                                             $          -   $         -
                                                  -------------- -------------
      Total Current Assets                        $          -   $         -
                                                  -------------- -------------
      Total Assets                                $          -   $         -
                                                  ============== =============

               Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                                 $       5,735  $     4,698
 Stockholder's Payable                                      524          524
                                                  -------------- -------------
Total Current Liabilities                                 6,259        5,222
                                                  -------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized
    200,000,000 shares of $.001 par value,
     issued and outstanding 1,505,000 shares
     and 1,505,000 shares, respectively                   1,505        1,505
   Additional Paid-in Capital                           200,070      200,070
   Deficit Accumulated During the
     Development Stage                                 (207,834)    (206,797)
                                                  -------------- -------------
Total Stockholders' Equity (Deficit)                     (6,259)      (5,222)
                                                  -------------- -------------
Total Liabilities and Stockholders' Equity        $          -   $         -
                                                  ============== =============
The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statements of Operations

                                                                                      Cumula-
                                    For the Three Months       For the Nine Months    tive
                                        Ended March 31           Ended  March 31      Total
                                 -------------------------- ------------------------- Since
                                      1999         1998       1999         1998       Inception
                                 ------------- ------------ ------------ ------------ ------------
Revenues                         $         -   $        -   $         -  $         -  $      -

Expenses:
  Consulting fees                          -            -             -            -       12,540
  Legal                                    -            -             -        2,500       11,127
  Accounting                               -            -             -        1,515       11,463
  General & Administrative                 -            96        1,037        6,529       16,128
                                 ------------- ------------ ------------ ------------ ------------
     Total Expenses                        -            96        1,037       10,544       51,080
                                 ------------- ------------ ------------ ------------ ------------
Net loss before
   discontinued operations       $         -   $       (96) $         -      (10,544)     (51,080)
                                 ------------- ------------ ------------ ------------ ------------
Loss on discontinued operations            -            -             -            -     (156,754)
                                 ------------- ------------ ------------ ------------ ------------
Net Loss                         $         -   $       (96) $    (1,037) $   (10,544) $  (207,834)
                                 ============= ============ ============ ============ ============
Weighted Average Loss Per Share  $      (.000) $     (.000) $     (.000) $     (0.07) $    (0.241)
                                 ============= ============ ============ ============ ============

The accompanying notes are an integral part of these financial statements.


                          Corvallis, Inc.
                   (a Development Stage Company)
                 Statement of Stockholders' Equity

                                                                         Deficit
                                                                         Accumulated
                                                         Additional      During the
                                     Common Stock        paid-in         Development
                                Shares          Amount   Capital         Stage
                              -------------  ---------- --------------  --------------
Balance June, 1995                1,020,002   $    1,020 $     174,635   $   (176,385)

Capital contributed by
 extinguishment of
 stockholders' payable                   -            -          1,150              -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $0.05 per share in
 September, 1995                     20,000           20           980              -

Issuance of common stock for
 extinguishment of stockholders'
 payable at $0.025 per share in
 March, 1996                        130,000          130         3,120              -

Issuance of common stock for
 services rendered at $0.025
 per share in March, 1996            80,000           80         1,920              -

Fractional shares from reverse
 stock split                              7           -             -               -

Net loss for the year ended
  June 30, 1996                          -            -             -           (7,535)
                               -------------  -----------  ------------  --------------
Balance, June 30, 1996            1,250,009        1,250       181,805        (183,920)

Shares issued for cash in
  October 1996                       60,000           60         5,940              -

Issuance of common stock for
  services rendered at $0.025 per
  share in October 1996              20,000           20         2,000              -

Net Loss for the year ended
 June 30,1997                            -            -             -           (9,840)
                               -------------  ----------  -------------  --------------
Balance June 30, 1997             1,330,009   $    1,330  $    189,745   $    (193,760)

Shares issued for services and
 expenses paid  $.06 per share      174,991          175        10,325              -

Net loss for the year ended
 June 30, 1998                           -            -             -          (13,037)
                               -------------  ----------  -------------  --------------
Balance June 30, 1998             1,505,000   $    1,505  $    200,070   $    (206,797)

Net loss for the nine month
 period ended March 31, 1999          -            -             -              (1,037)
  (unaudited)                  -------------  ----------  -------------  --------------

Balance March 31, 1999
 (unaudited)                   $  1,505,000   $    1,505 $     200,070   $    (207,834)
                               =============  ========== ==============  ===============


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


The accompanying notes are an integral part of these financials statements.
                                 8

                          Corvallis, Inc.
                   (a Development Stage Company)
                      Statement of Cash Flows
                                                                From
                                                                Inception on
                                                                September 28,
                                     For the Nine Months        1987 through
                                       ended March 31,          March 31,
                                  1999              1998        1999
                              ---------------  ---------------  --------------
Cash Flows form Operating
  Activities:

     Net loss                 $       (1,037)  $      (10,544)  $    (207,834)
     Discontinued operations               -                -          19,308
     Non-cash services rendered
       and expenses paid by
       stockholders'                       -           10,400          39,257
     Increase (decrease) in
       current liabilities             1,037                -           6,259
                              ---------------  ---------------  --------------
     Net Cash Provided (Used)
       by Operating Activities             -             (144)       (142,910)
                              ---------------  ---------------  --------------
Cash Flows from Investment
  Activities:                              -                -               -
                              ---------------  ---------------  --------------
Cash Flows from Financing
  Activities:

     Issuance of common stock              -              100         142,910
                              ---------------  ---------------  --------------
     Net Cash Provided by
       Financing Activities                -              100         142,910
                              ---------------  ---------------  --------------
Net increase (decrease)
 in cash                                   -              (44)              -

Cash, beginning of year                    -               44               -
                              ---------------  ---------------  --------------
Cash, end of year             $            -   $            -   $           -
                              ===============  ===============  ==============
Cash, paid during
  the year for:

     Interest                 $            -   $            -   $           -
     Income taxes             $            -   $            -   $           -

Noncash financing activities

     Issuance of common stock
      for fixed assets        $            -   $            -   $      19,308

     Issuance of common stock
      for stockholders'
      payable                 $            -   $            -   $      20,612

     Issuance of stock for
      services rendered       $            -   $            -   $           -

The accompanying notes are an integral part of these financial statements.

                          Corvallis, Inc.
                   (a Development Stage Company)
                          March 31, 1999

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


GENERAL
-------

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1998.

UNAUDITED INFORMATION
---------------------

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

                              ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors discussed below

              MATERIAL CHANGES IN FINANCIAL CONDITION

     The Registrant has been essentially inactive since January, 1990. The Registrant's financial condition has not changed materially since the year ended June 30, 1994. However, during the fiscal year ended June 30, 1996, the Registrant incurred $7,535 in legal, accounting and other expenses in connection with the filing of periodic reports of the Registrant's efforts to reactivate its operations and the Registrant's review of business opportunities for possible involvement by the Registrant. During the quarter ended March 31, 1999, the Registrant incurred a total of $ 0 in such expenses, as compared to a total of $96 in expenses for the nine months ended March 31, 1998.

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

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. In addition, there can be no assurance that the Company will be successful in finding a desirable business opportunity. Potential investors must recognize, that because of the Company's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, the Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals.

             MATERIAL CHANGES IN RESULTS OF OPERATIONS

     As indicated above, the Company has had essentially no operations since January 1990. The Registrant had no operations, and no revenue during the nine months ended March 31, 1998 and March 31, 1997. The Registrant had a loss of $1,037 for the nine months ended March 31, 1999 as compared to a loss of $10,544 for the nine months ended March 31, 1998. Such losses are attributable to expenses incurred in connection with the Company's efforts to update and maintain its accounting, legal matters and quarterly filings.

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


                   ITEM 4.  SUBMISSION OF MATTERS
                   TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the nine months ended March 31, 1999.

                     ITEM 5.  OTHER INFORMATION


None.

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit #           Description
---------           -----------

27                  Financial Data Schedule

(b) Reports on Form 8-K. During the nine months ended March 31, 1999, no reports on Form 8-K were filed by the Registrant.



                             SIGNATURES
                            -----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORVALLIS, INC.
(Registrant)


May 14, 1999.


By:/s/ Whitney O. Cluff
   --------------------
Whitney O. Cluff, President and
Chief Executive Officer