Form 10KSB
period 1999-06-30
CORVALLIS INC
filed 1999-09-27
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For The Fiscal year Ended June 30, 1999
                  Commission File No. 33-18143-D

                         CORVALLIS, INC.
                         ---------------
      (Exact name of Registrant as specified in its Charter)

          Nevada                             87-0449399
          -------                            -----------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)

         1486 South l100 East
         Salt Lake City, Utah                        84105
         --------------------                        -----
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

     The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the average bid and asked prices in the over-the-counter market on June 30, 1999, was approximately $273,248.
As of the date of the filing of this report, the Registrant had outstanding a total of 1,505,000 shares of its common stock, par value $ 0.001.

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

None.

                        TABLE OF CONTENTS



Item Number and Caption                                    Page No.
-----------------------                                    --------

PART 1
------

1.  Description of Business                                4

2.  Properties                                             7

3.  Legal Proceedings                                      7

4.  Submission of Matters to a Vote of Security Holders    7

PART II
-------

5.  Market for Corvallis, Inc.'s Common Equity and
    Related Stockholder Matters                            7

6.  Plan of Operations                                     8

7.  Financial Statements and Supplementary Data            9

8.  Changes in and Disagreements on Accounting and
    Financial Disclosure                                   9

PART III
--------

9.  Directors and Executive Officers of Corvallis, Inc.    9

10. Executive Compensation                                 10

11. Security Ownership of Certain Beneficial Owners
    and Management                                         11

12. Certain Relationships and Related Transactions         12

PART IV
-------

13. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K                                   13
14.  Signatures   16
                              PART I

In this Form 10-KSB, references to "Corvallis", "we", "us" and "our" refer to Corvallis, Inc.

                 ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Corvallis, Inc., was organized under the laws of the state of Nevada on September 28, 1987, for the purpose of creating a capital resource fund to seek, investigate, and, if warranted, to acquire or enter into any suitable business opportunity which management believed had good business potential. At the time of our organization, no specific business or business area was contemplated by management.

     Since January, 1990, we have not had any business operations. Beginning in the last quarter of 1993, we began efforts to bring current all of our filings with state and federal agencies, including the U. S. Securities and Exchange Commission, in order that we could proceed to look for a business opportunity for acquisition or in which we could become engaged. These activities were completed in 1995.

     Since the end of 1995, we have been seeking a business opportunity which we could acquire or in which we could become engaged. We have reviewed a number of business opportunities, but have not entered into any transactions to date.

     We have very limited assets, however, and any such transaction may require us to raise capital or undertake some form of financing. Because of our extremely limited resources, there can be no assurance we will be able to locate a suitable enterprise for an acquisition, reorganization or merger transaction on terms agreeable to us.

DESCRIPTION OF BUSINESS

     We plan to seek out, investigate and acquire, or become engaged in, any business opportunity management believes has good business potential. No specific business or industry is presently contemplated.

     Management anticipates that it will only acquire businesses which have, or can generate or provide, audited financial statements. However, management reserves the right to become engaged in a new business venture or a venture in its infancy, if management determines such venture holds good business potential.

     We recognize that because of our extremely limited financial, management and other resources, the number and quality of suitable potential business ventures available to us may be extremely limited.

     Our principal business objective will be to seek long-term growth potential in the business venture in which we participate, rather than to seek immediate, short-term earnings. We will not restrict our search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, transportation and others. Management's discretion will be unrestricted and we may participate in any business venture whatsoever, which meets the business objectives discussed herein. It is emphasized that our business objectives are extremely general and are not intended to be restrictive upon the discretion of management.

     We plan to seek one or more potential business ventures from our known sources, but we will rely heavily on personal contacts of our officers and directors, as well as indirect associations or contacts between them and other business and professional people. It is not presently anticipated that the we will engage professional firms or individuals specializing in business acquisitions or reorganizations. However, any individual or firm, exclusive of our officers, directors and principals who find a venture in which we become engaged, may be properly compensated for their efforts. In some instances, we may publish notices or advertisements seeking a potential business venture in financial or trade publications.

     We will not restrict our search to a venture in any particular stage of development, but may acquire or become engaged in a venture in its preliminary or development stage, may participate in a business which is already in operation, or in a business in various stages of it corporate existence. It is impossible to predict at this stage the status of any venture in which we may participate, in that the venture may need additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company, as a public company, may offer. In some instances, the business endeavors may involve the acquisition of or merger or reorganization with a corporation which does not need substantial additional capital but which desires to establish a public trading market for it securities.

     Firms which seek our participation in their operations through a reorganization, asset acquisition, or some other means may desire to do so to avoid what such firms may deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal and other costs, along with other conditions or requirements imposed by various state and federal regulatory agencies.

     To a large extent, a decision to participate in a specific business endeavor may be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products, marketing concepts or services, the merit of technological changes, and numerous factors which may not be reflected on a balance sheet or operating statement and are difficult, if not impossible, to analyze through the application of objective criteria. In many instances, it is anticipated that the results of operation of a specific venture may not be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or augment management, and other factors. Because we may participate in business endeavors with newly organized firms or with firms which are entering a new phase of growth, it should be emphasized that we will incur further risks since management in many instances will not have proved its abilities or effectiveness, the eventual market of such firm's product or services will likely not be established, and the profitability of the firm will be unproved and cannot be accurately predicted.

     The analysis and review of new business ventures will be undertaken by or under the supervision of the officers and directors, none of whom is a professional business analyst. Management will rely on their business judgment and may rely upon the advice of consultants to analyze business opportunities. In reviewing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources, the working capital and other financial requirements, the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services available and the depth of management; the potential for growth and expansion; risk factors; the perceived public recognition or acceptance of products, services; and other factors. Generally, management will attempt to analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

     We are unable to predict the timing as to when we may participate in any specific business endeavor. We expect that the analysis and selection of any given venture may take several months or more.

     It is anticipated that business opportunities will be available to us from various sources, including our officers and directors and shareholders and their business associates, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, we may agree to pay a finder's fee or to otherwise compensate investment banking or other services provided by persons who are unaffiliated with us but who submit a potential business opportunity in which we elect to participate. No such finder's fee or other fees will be paid to any person who is our officer, director or principal.

     We may acquire a business venture by conducting a reorganization or merger involving the issuance of our securities. Due to the requirements of certain provisions of the Internal Revenue Code, as amended, in order to obtain certain beneficial tax consequences in such transactions, the number of shares held by all of the present shareholders of Corvallis prior to such transaction, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. The result of any such reorganization or merger transaction could be additional substantial dilution to our shareholders prior to the transaction.

     It is anticipated that the investigation of specific business endeavors and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity under review, the costs incurred would not be recoverable. Further, even if an agreement is reached for the participation in a specific business venture, the failure to consummate that transaction may result in our loss of the related costs incurred.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.

                       ITEM 2.  PROPERTIES

     We do not currently own or lease any properties. We presently use the offices of our Secretary/Treasurer and Vice President, at no charge. At such time as business operations commence, we may be charged a reasonable fee for our office facilities.

                    ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any proceeding or threatened proceedings as of the date of this filing.


                             ITEM 4.

                SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

                             ITEM 5.

            MARKET FOR CORVALLIS, INC.'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

      We have approximately 165 stockholders of record holding 1,505,000 common shares as of June 30, 1999. Our shares of common stock are eligible for quotation on the NASD OTC Bulletin Board under the symbol "CVLO." There is currently only a very limited trading market for our shares of common stock. The following table sets forth, for the respective periods indicated, the high and low bid prices of our common stock in the over-the-counter market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended           High Bid      Low Bid
--------------------           --------      -------
September 30, 1997             $1.50         $1.50

December 31, 1997              $3.00         $2.50

March 31, 1998                 $2.75         $2.50

June 30, 1998                  $3.00         $3.00

September 30, 1998             $2.75         $2.12

December 31, 1998              $2.75         $2.25

March 31, 1999                 $2.50         $2.00

June 30, 1999                  $2.62         $2.00

DIVIDENDS

      Since inception, no dividends have been paid on our common stock, and we do not anticipate paying dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

     We have not sold any unregistered securities within the fourth fiscal quarter.

                             ITEM 6.

                        PLAN OF OPERATIONS

     On June 30, 1999, we had $0 in cash, $5,966 in liabilities, and no other liquid assets or resources. We did not post any revenues for the fiscal year and essentially had no operations during the fiscal year ended June 30, 1999. We incurred expenses during the year of $2,473 in accounting, legal and other fees in connection with our continuing efforts to file necessary periodic reports and in reviewing a number of possible business opportunities during the fiscal year. We have no material commitments for capital expenditures for the next twelve months.

     We anticipate that until a business opportunity is found and sufficient revenues are generated we will rely on the commitment of our management and principal shareholders to cover all operation expenses and other costs. There is no assurance that the management and shareholders' commitment will ultimately prove to be adequate to allow us to enter into a business opportunity. Currently, we have no plans to raise additional capital, however, we may elect to do so at some future date.

     At present, we do not have adequate capital to conduct any significant operations. Management intends to actively seek business opportunities during the next twelve months. Management believes that any business venture in which we may become involved will be made by issuing shares of our authorized but unissued common stock. It is anticipated that our liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

Year 2000 Compliance

     We have completed a review of our computer systems and operations to determine the extent to which our business will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. Year 2000 errors could result in system failures or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, provide services or engage in similar activities. In a worse case scenario these failures, miscalculations and disruptions could temporarily shut down or impede our operations, if any.

     We have concluded, based on our review of our computer systems, that our significant computer programs and operations will not be materially affected by the Year 2000 problem. However, there can be no assurance that the systems of other companies with which we may do business will be in compliance and this may have a material adverse effect on our operations.

                             ITEM 7.

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included beginning at page F-1.

                             ITEM 8.

            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

     We have had no change in or disagreement with our principal independent accountant during our last fiscal year.

                             PART III

                             ITEM 9.

       DIRECTORS AND EXECUTIVE OFFICERS OF CORVALLIS, INC.

NAMES AND TERMS OF OFFICE

     The table below sets forth the name, age, and position of each of our executive officers and directors. The term of office of each executive officer and director is one year or until his successor is elected and qualified. Set forth below is biographical information for each of our officers and directors.

Name                Age     Position                          Since*
----                ---     --------                          ------
Whitney O. Cluff    48      President and Chairman            September, 1989

John Papanikolas    48      Secretary/Treasurer and Director  September, 1987

Thomas Mulcock      48      Vice President and Director       September, 1994


     Whitney O. Cluff has served as President and Chairman of the Board since 1989. Mr. Cluff is a licensed real estate broker in the state of Utah and is primarily engaged in real estate ventures. From the middle of 1994 to the middle of 1995, Mr. Cluff was a director of Digital Scientific, Inc., a closely held corporation engaged in the development of electronics products.

      John G. Papanikolas has been an officer and a director since our inception in 1987. He is the President and owner of Emissions Xpress, which are Salt Lake City based emissions testing and safety inspection centers. He has served as a member of the board of directors of Magna Investment, Ltd., a developer of shopping centers and real estate in Arizona and Utah. He has been a director of Foothill Oriental Rugs, Inc., an importer, wholesaler and retailer of oriental rugs and handmade carpets, located in Salt Lake City, Utah. Mr. Papanikolas has worked as a writer and editor for the Salt Lake Tribune, a major daily newspaper in Salt Lake City. In 1983, Mr. Papanikolas earned a bachelor's degree in business administration from the University of Utah and a bachelor's degree in behavioral science from Westminster College.

     Thomas Mulcock was elected as a director in January of 1994. He is the owner and operator of Thomas E. Mulcock Real Estate Appraising Company, a real estate appraisal firm in Salt Lake City, Utah. Mr. Mulcock is a member of the National Association of Independent Fee Appraisers, the National Association of Real Estate Boards, and the Salt Lake Board of Realtors. Mr. Mulcock attended the University of Utah from 1967 to 1971.

ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal year ended June 30, 1999, no officer or director received a salary or bonus. The following table details the compensation received by our officers and directors during the past three fiscal years:

                  Summary of Compensation Table
                  ------------------------------

                       Annual Compensation
                       -------------------

                                Fiscal                           Other Annual
Name & Principal Position       Year           Salary    Bonus   Compensation
-------------------------       ----           ------    -----   -------------
Whitney O. Cluff (1)            1999           $0        $0     $0
President and                   1998           $0        $0      $3,000(1)
Director                        1997           $0        $0      $0

John Papanikolas                1999           $0        $0      $0
Secretary/Treasurer             1998           $0        $0      $0
and Director                    1997           $0        $0      $0

Thomas Mulcock                  1999           $0        $0      $0
Vice President and              1998           $0        $0      $0

Director                        1997            $0        $0      $0

1) Mr. Cluff was issued a total of 50,000 shares of our common stock valued at $.06 per share, in consideration for his efforts on behalf of the Company.

     We have not entered into employment contracts with our executive officers and we do not have any standard arrangement for compensation of our directors for any services provided to us.

                             ITEM 11.

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of the filing of this report, of the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the name and share holdings of each officer and director, and all officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the tale above have sole voting power and investment power and with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 1,505,000 shares of common stock outstanding as of June 30, 1999.

                    CERTAIN BENEFICIAL OWNERS


                                                                   Amount and
Name and address of                                                Percent of
Beneficial Owner             Amount and Nature of Ownership          Class
----------------             ------------------------------          -----
Mitchell T. Godfrey          191,365 (1)                             12.7
230 North Fork Ray Creek
Townsend, Montana  59644

James C. Lewis               225,359                                 15
505 South Main St.
Salt Lake City, Utah  84101

M. Don Nelson                166,799 (2)                             11.1
5122 South Holladay Blvd.
Holladay, Utah  84117

Principal Holdings, Inc.      83,331                                 5.5
525 South 300 East
Salt Lake City, Utah 84111

                     OWNERSHIP OF MANAGEMENT
                     -----------------------

Officers and Directors:
----------------------
                                      Amount and
Name and Address of                   Nature of              Percent of
Beneficial Owner                      Beneficial Owner         Class
----------------                      ----------------         -----

Whitney O. Cluff                      375,126                  25
4751 Ichabod Street
Salt Lake City, Utah 84117

John Papanikolas                      213,248                  14.2
1486 South 1100 East
Salt Lake City, Utah  84105

Thomas Mulcock                        113,148                   7.5
1486 South 1100 East
Salt Lake City, Utah  84105


All Officers and
Directors as a
Group (3 persons):                     701,522                  46.7

    (1) Mr. Godfrey shares voting and investment power of 25 shares with his wife, Bonnie.

    (2) Mr. Nelson shares voting and investment power of 6,134 shares with his wife, Donna.

                             ITEM 12.

          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We anticipate that our directors, officers and 5% stockholders may pay our operating expenses in the future. Such payments will likely be a non-interest-bearing loan which will be repaid when monies are available or we may convert the balance into equity in Corvallis.


                             PART IV

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The following financial statements and schedules are included immediately following the signature page to this report.

(a)(1) FINANCIAL STATEMENTS

TITLE                                             PAGE NO.
-----                                             --------

Independent Accountants' Report of Crouch,
Bierwolf & Chisholm                               F-3

Balance Sheets as of June 30, 1999 and 1998       F-4

Statement of Operations for the three
years ended June 30, 1999, 1998 and 1997
and from inception through June 30, 1998          F-5

Statement of Stockholders' Equity for the
three years ended June 30, 1999, and the
period from inception through June 30, 1999       F-6

Statement of Cash Flows for the three
years ended June 30, and from inception
through June 30, 1999                             F-9

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

(b)     REPORTS ON FORM 8-K

        None
                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Corvallis, Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                REGISTRANT:

                                CORVALLIS, INC.

Dated:  September 24, 1999      By: /s/ Whitney O. Cluff
                                    --------------------
                                    Whitney O. Cluff (Principal Executive
                                 Officer)


Dated:  September 24, 1999      By: /s/ John Papanikolas
                                    --------------------
                                    John Papanikolas (Principal Financial and
                                    Accounting Officer)

     Corvallis, Inc.
     (a Development Stage Company)
     Financial Statements
     June 30, 1999 and 1998

     C O N T E N T S



Independent Auditors' Report . .. . . . . . . . . . . . . . . . .  3

Balance Sheets . . . . . . . . . . .  . . . . . . . . . . . . . .  4

Statements of Operations . . . . . .  . . . . . . . . . . . . . .  5

Statements of Stockholders' Equity .  . . . . . . . . . . . . . .  6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .   9

Notes to the Financial Statements . .. . . . . . . . . . . . . .   10

                   CROUCH, BIERWOLF & CHISHOLM
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101
                       Office (801)363-1175
                        Fax (801) 363-0615


     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.


We have audited the accompanying balance sheets of Corvallis, Inc. (a Development Stage Company) for the years ended June 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997 and from inception on September 28, 1987 through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvallis, Inc. (a Development Stage Company) as of June 30, 1999 and 1998 and the results of its operations and cash flows for the years ended June 30, 1999, 1998 and 1997 and from inception on September 28, 1987 through June 30, 1999 in conformity with generally accepted accounting principles.

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


/s/ Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
July 25, 1999

     Corvallis, Inc.
     (a Development Stage Company)
     Balance Sheets

                              Assets

                                                      June 30
                                               1999             1998
                                           --------------   ---------------
Current assets
 Cash                                      $           -    $            -
                                           --------------   ---------------
      Total Assets                         $           -    $            -
                                           ==============   ===============

               Liabilities and Stockholders' Equity

Liabilities
 Accounts Payable-related party (Note 6)           5,966             5,222
                                           --------------   ---------------

Total liabilities                                  5,966             5,222
                                           --------------   ---------------
Stockholders' Equity

   Common Stock, authorized
    200,000,000 shares of $.001 par value,
     issued and outstanding 1,505,000 shares       1,505             1,505

   Additional Paid-in Capital                    201,799           200,070

   Deficit Accumulated During the
     Development Stage                          (209,270)         (206,797)
                                           --------------   ---------------
Total Stockholders' Equity                        (5,966)           (5,222)
                                           --------------   ---------------
Total Liabilities and Stockholders' Equity $          -     $            -
                                           ==============   ===============

The accompanying notes are an integral part of these financial statements.

   Corvallis, Inc.
   (a Development Stage Company)
   Statements of Operations

<CAPTIONS>
                                                                          Cumulative
                                                                          Total
                                     For the years ended June 30,         Since
                                   1999           1998          1997      Inception
                              -------------- -------------- ------------- ------------
Revenues                      $           -  $           -  $         -   $         -

Expenses:

  General & Administrative            2,473         13,037         9,840       52,516
                              -------------- -------------- ------------- ------------

      Total Expenses                  2,473         13,037         9,840       52,516
                              -------------- -------------- ------------- ------------
Net loss before discontinued
  operations                  $      (2,473) $     (13,037) $     (9,840) $   (52,516)
                              -------------- -------------- ------------- ------------
Loss on disposed of operations           -              -             -      (156,754)
                              -------------- -------------- ------------- ------------
Net Loss                      $      (2,473) $     (13,037) $     (9,840) $  (209,270)
                              ============== ============== ============= ============
Net Loss Per Share            $       (.002) $       (.007) $      (.007) $     (.218)
                              ============== ============== ============= ============
Weighted average shares
  outstanding                     1,505,000      1,454,660     1,306,994      958,944
                              ============== ============== ============= ============

The accompanying notes are an integral part of these financial statements.
                               F-5

   Corvallis, Inc.
   (a Development Stage Company)
   Statement of Stockholders' Equity

                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                      Common Stock          paid-in      Development
                                   Shares        Amount     Capital      Stage
                                 ------------ ------------ ------------- ------------
Balance, June 30,1995              1,020,002  $     1,020  $    174,635  $  (176,385)

Capital contributed by
  extinguishment of
  stockholders' payable                   -            -          1,150           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  September, 1995                     20,000           20           980           -

Issuance of common stock for
   extinguishment of stockholders'
  payable at $0.025 per share in
  March, 1996                        130,000          130         3,120           -

Issuance of common stock for
  services rendered at $0.025
  per share in March, 1996            80,000           80         1,920           -

Fractional shares from reverse
  stock split                              7            -            -            -

Net loss for the year ended
  June 30, 1996                           -             -            -        (7,535)
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1996             1,250,009        1,250       181,805     (183,920)

Shares issued for cash in
  October 1996                        60,000           60         5,940           -

Issuance of common stock for
  services rendered at $0.025
  per share in October 1996           20,000           20         2,000           -

Net Loss for the year ended
 June 30,1997                             -             -            -        (9,840)
                                 ------------ ------------ ------------- ------------
Balance June 30, 1997              1,330,009        1,330       189,745     (193,760)

Shares issued for services and
 expenses paid at $.06 per share     174,991          175        10,325           -
Net Loss for the year ended
 June 30,1998                             -             -            -       (13,037)
                                 ------------ ------------ ------------- ------------
Balance June 30, 1998              1,505,000        1,505       200,070     (206,797)

Forgiveness of debt by
 shareholders classified as
 capital contributions                    -             -         1,729           -

Net Loss for the year ended
 June 30,1999                             -             -             -       (2,473)
                                 ------------ ------------ ------------- ------------
Balance June 30, 1999              1,505,000  $     1,505  $    201,799  $  (209,270)
                                 ============ ============ ============= ============
The accompanying notes are an integral part of these financial statements.

                                  F-6


   Corvallis, Inc.
   (a Development Stage Company)
   Statement of Stockholders' Equity
                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                      Common Stock          paid-in      Development
                                   Shares        Amount     Capital      Stage
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1992               745,066  $       745  $    151,298  $  (152,943)

Net loss for the year ended
  June 30, 1993                           -            -             -        (1,335)
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1993               745,066          745       151,298     (154,278)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.2587 per share        54,936           55        14,157            -

Net loss for the year ended
  June 30, 1994                           -            -             -       (14,252)
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1994               800,002          800       165,455     (168,530)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.04 per share in
  March, 1995                         85,000           85         3,315            -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  March, 1995                         60,000           60         2,940            -

Issuances of common stock for
  services rendered at $.04 per
  share in March, 1995                75,000           75         2,925            -

Net loss for the year ended
  June 30, 1995                           -            -             -        (7,855)
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1995             1,020,002  $     1,020  $    174,635  $  (176,385)
                                 ------------ ------------ ------------- ------------

The accompanying notes are an integral part of these financial statements.
                                  F-7

    Corvallis, Inc.
   (a Development Stage Company)
   Statement of Stockholders' Equity

                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                      Common Stock          paid-in      Development
                                   Shares        Amount     Capital      Stage
                                 ------------ ------------ ------------- ------------
Balance at inception                       -  $         -  $          -  $         -

Issuance of common stock
  at inception at $0.1875
  per share                          112,000          112        20,888            -

Issuance of common stock in
  July, 1988 at $1.25 per share,
  less deferred offering costs
  offset against paid-in capital     105,120          105        91,630            -

Net loss from inception to
  June 30, 1989                           -             -             -      (19,673)
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1989               217,120          217       112,518      (19,673)

Issuance of common stock for
  fixed assets and services in
  August, 1989                       506,613          507        18,801            -

Issuance of common stock
  in private placement at
  $0.9375 per share in
  November, 1989                      21,333           21        19,979            -

Net loss for the year ended
  June 30, 1990                           -             -             -     (132,670)
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1990               745,066          745       151,298     (152,343)

Net loss for the year ended
   June 30, 1990                          -             -             -         (300)
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1991               745,066          745       151,298     (152,643)

Net loss for the year ended
  June 30, 1992                           -             -             -         (300)
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1992               745,066  $       745  $    151,298  $  (152,943)
                                 ------------ ------------ ------------- ------------

The accompanying notes are an integral part of these financial statements.
                                  F-8

   Corvallis, Inc.
   (a Development Stage Company)
   Statement of Cash Flows

<CAPTIONS>
                                                                          September
                                                                          28, 1997
                                                                          (Inception)
                                     For the years ended June 30,         to June 30,
                                   1999           1998          1997      1999
                              -------------- -------------- ------------- ------------
Cash Flows from Operating
  Activities:

     Net loss                 $      (2,473) $     (13,037) $     (9,840) $  (209,270)
     Discontinued operations             -              -             -        19,308
     Non-cash services rendered
       and expenses paid by
       stockholders'                     -          10,500         2,020       39,357
     Increase (decrease) in
       current liabilities              744          2,493         1,529        5,966
                              -------------- -------------- ------------- ------------
     Net Cash Provided (Used)
       by Operating Activities       (1,729)           (44)       (6,291)    (144,639)
                              -------------- -------------- ------------- ------------
Cash Flows from Investment
  Activities:                            -              -             -            -
                              -------------- -------------- ------------- ------------
Cash Flows from Financing
  Activities:

     Issuance of common stock            -              -          6,000      142,910
     Capital Contribution             1,729             -             -         1,729
                              -------------- -------------- ------------- ------------
     Net Cash Provided by
       Financing Activities           1,729             -          6,000      144,639
                              -------------- -------------- ------------- ------------
Net increase (decrease) in
  cash                                   -             (44)         (291)          -

Cash, beginning of year                  -              44           335           -
                              -------------- -------------- ------------- ------------
Cash, end of year             $          -   $           -  $         44           -
                              ============== ============== ============= ============
Cash, paid during
  the year for:

     Interest                 $          -   $           -  $         -   $        -
     Income taxes             $          -   $           -  $         -   $        -

The accompanying notes are an integral part of these financial statements.
                               F-9

   Corvallis, Inc.
   (a Development Stage Company)
   Notes to the Financial Statements
   June 30, 1999 and 1998

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

   e.  Provision for Income Taxes

   No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $209,000 that will be offset against future taxable income. These NOL carry forwards have already begun to expire. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

   Deferred tax assets and the valuation account is as follows at June 30, 1999 and 1998:

                                                        June 30,
                                                1999                1998
                                         -----------------   ----------------
   Deferred tax asset:
      NOL carry forward                  $        71,000     $       70,000

   Valuation allowance                           (71,000)           (70,000)
                                         -----------------   ----------------
   Total                                 $            -      $           -
                                         =================   ================

   f.   Statement of Cash Flows

        For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Corvallis, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 1999 and 1998


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

Corvallis, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 1999 and 1998


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

NOTE 6 - Accounts Payable-Related Party

   A shareholder of the Company has paid expenses on behalf of the Company. The amount due at June 30, 1999 and 1998 is $5,966 and $5,222, respectively. The balance is non-interest bearing and will be repaid to the stockholder when monies are available or will be converted to equity.

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

NOTE 8 - Forgiveness of Debt

   During the year ended June 30, 1999 shareholders of the Company forgave debts owed them by the Company in the amount of $1,729. The forgiveness was classified as a capital contribution.