Form 10QSB
period 1999-09-30
CORVALLIS INC
filed 1999-11-12
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended:  September 30, 1999
     Commission File No. 33-18143-D

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934



                         CORVALLIS, INC.
      (Exact name of registrant as specified in its charter)

         Nevada                                87-0449399
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)


                       1486 South 11th East
                    Salt Lake City, Utah 84105
                          (801) 487-3893
           (Address and telephone number of principal
              executive offices and principal place of business)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of the date of filing of this report, the Registrant had a total of 1,505,000 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements                                                3
Item 2:  Management's Discussion and Analysis or Plan of Operations          3

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K                              4
Signatures                                                                   4

     In this registration statement references to "Corvallis," "we," "us," and "our" refer to Corvallis, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Corvallis' control. These factors include but are not limited to economic conditions generally and in the industries in which Corvallis may participate; competition within Corvallis' chosen industry, including competition from much larger competitors; technological advances and failure by Corvallis to successfully develop business relationships.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     Corvallis, Inc.
     (a Development Stage Company)
     Financial Statements
     September 30, 1999

     C O N T E N T S



Independent Auditors' Report . .. . . . . . . . . . . . . . . . . . . .  3

Balance Sheets . . . . . . . . . . . . .  . . . . . . . . . . . . . . .  4

Statements of Operations . . . . . . . . . .  . . . . . . . . . . . . .  5

Statements of Stockholders' Equity . . . . . . . .  . . . . . . . . . .  6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .   9

Notes to the Financial Statements . . . . . . . . .. . . . . . . . . .  10

                   CROUCH,  BIERWOLF & CHISHOLM
                   Certified Public Accountants
                   50 West Broadway, Suite 1130
                    Salt Lake City, Utah 84101
                      Office (801) 363-1175
                        Fax (801) 363-0615



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.
Salt Lake City, Utah

The accompanying balance sheets as of September 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the three months ended September 30, 1999 and 1998 were not audited by us and, accordingly, we do not express and opinion on them.

The accompanying balance sheet as of June 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated July 25, 1999.


/s/ Crouch Bierwolf & Chisholm
October 25, 1999

                         Corvallis, Inc.
                  (a Development Stage Company)
                          Balance Sheets

                              Assets

                                       September 30,           June 30,
                                            1999                1999
                                     ----------------        ----------------
Current assets
 Cash                                $          -            $           -
                                     ----------------        ----------------
      Total Current Assets           $          -            $           -
                                     ----------------        ----------------
      Total Assets                   $          -            $           -
                                     ================        ================

               Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                    $         5,966         $         5,966
                                     ----------------        ----------------
Total Current Liabilities                      5,966                   5,966
                                     ----------------        ----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized
    200,000,000 shares of $.001 par
    value, issued and outstanding
    1,505,000 and 1,505,000 shares,
    respectively                               1,505                   1,505
   Additional Paid-in Capital                201,799                 201,799
   Deficit Accumulated During the
     Development Stage                      (209,270)               (209,270)
                                     ----------------        ----------------
Total Stockholders' Equity (Deficit)          (5,966)                 (5,966)
                                     ----------------        ----------------
Total Liabilities and Stockholders'
 Equity                              $            -          $             -
                                     ================        ================

The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statements of Operations

                                                                Cumulative
                                     For the Three Months       Total
                                     Ended September 30,        Since
                                     1999              1998     Inception
                                 --------------- -------------- -------------
Revenues                         $            -  $           -  $          -

Expenses:

  Consulting fees                             -              -         12,540
  Legal                                       -              -         11,127
  Accounting                                  -              -         11,463
  General & Administrative                    -          1,037         17,386
                                 --------------- -------------- -------------
     Total Expenses                           -          1,037         52,516
                                 --------------- -------------- -------------
Net loss before
  discontinued operations        $            -  $      (1,037)       (52,516)
                                 --------------- -------------- -------------
Loss on discontinued operations               -              -       (156,754)
                                 --------------- -------------- -------------
Net Loss                         $            -  $      (1,037) $    (209,270)
                                 =============== ============== ==============
Weighted Average Loss Per Share  $        (.000) $       (0.00) $      (0.214)
                                 =============== ============== ==============
Weighted Average Shares Outstanding   1,505,000      1,505,000        976,550
                                 =============== ============== ==============

The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity

                                                                              Deficit
                                                                              Accumulated
                                                               Additional     During the
                                          Common Stock         paid-in        Development
                                      Shares         Amount    Capital        Stage
                                   ------------- ------------- ------------- -------------
Balance, June 30,1995                 1,020,002  $      1,020  $    174,635  $   (176,385)

Issuance of common stock for
  services rendered at $0.025
  per share in March, 1996               80,000           80          1,920             -

Fractional shares from reverse
  stock split                                 7            -              -             -

Net loss for the year ended
  June 30, 1996                               -            -              -        (7,535)
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1996                1,250,009         1,250       181,805      (183,920)

Shares issued for cash in
  October 1996                           60,000            60         5,940             -

Issuance of common stock for
  services rendered at $0.025 per
  share in October 1996                  20,000            20         2,000             -

Net Loss for the year ended
 June 30,1997                                 -            -              -        (9,840)
                                   ------------- ------------- ------------- -------------
Balance June 30, 1997                 1,330,009  $      1,330  $    189,745  $   (193,760)

Shares issued for services and
 expenses paid $.06 share               174,991           175        10,325             -

Net loss for the year ended
 June 30, 1998                                -            -             -        (13,037)
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1998                1,505,000         1,505       200,070      (206,797)

Net loss for the year ended
 June 30, 1999                                -            -             -         (2,473)
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1999                1,505,000         1,505       200,070      (209,270)

Forgiveness of debt by shareholders
 classified as Capital Contributions          -            -          1,729             -

Net loss for the three month
 period ended September 30, 1999
     (unaudited)                              -            -             -              -
                                   ------------- ------------- ------------- -------------
Balance, September 30, 1999
     (unaudited)                   $  1,505,000  $      1,505  $    201,799  $   (209,270)
                                   ============= ============= ============= =============

The accompanying notes are an integral part of these financial statements.
                                   6

                            Corvallis, Inc.
                     (a Development Stage Company)
                   Statement of Stockholders' Equity

                                                                              Deficit
                                                                              Accumulated
                                                               Additional     During the
                                          Common Stock         paid-in        Development
                                      Shares         Amount    Capital        Stage
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1992                  745,066  $        745  $    151,298  $   (152,943)

Net loss for the year ended
  June 30, 1993                              -             -             -         (1,335)
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1993                  745,066           745       151,298      (154,278)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.2587 per share           54,936            55        14,157            -

Net loss for the year ended
  June 30, 1994                              -              -            -        (14,252)
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1994                  800,002           800       165,455      (168,530)

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.04 per share in
  March, 1995                            85,000            85         3,315            -

issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  March, 1995                            60,000            60         2,940            -

Issuances of common stock for
  services rendered at $.04 per
  share in March, 1995                   75,000            75         2,925            -

Net loss for the year ended
  June 30, 1995                              -             -             -         (7,855)
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1995                1,020,002  $      1,020  $    174,635  $   (176,385)
                                   ------------- ------------- ------------- -------------
Capital contributed by
  extinguishment of
  stockholders' payable                      -             -          1,150            -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  September, 1995                       20,000             20           980            -

Issuance of common stock for
   extinguishment of stockholders'
  payable at $0.025 per share in
  March, 1996                          130,000            130         3,120            -

The accompanying notes are an integral part of these financial statements.
                                   7

                            Corvallis, Inc.
                     (a Development Stage Company)
                   Statement of Stockholders' Equity

                                                                              Deficit
                                                                              Accumulated
                                                               Additional     During the
                                          Common Stock         paid-in        Development
                                      Shares         Amount    Capital        Stage
                                   ------------- ------------- ------------- -------------
Balance at inception                           -  $          -  $          -  $         -

Issuance of common stock
  at inception at $0.1875 per share      112,000           112        20,888            -

Issuance of common stock in
  July, 1988 at $1.25 per share,
  less deferred offering costs
  offset against paid-in capital         105,120           105        91,630            -

Net loss from inception to
  June 30, 1989                                -             -             -       (19,673)
                                    ------------- ------------- ------------- -------------
Balance, June 30, 1989                   217,120           217       112,518       (19,673)

Issuance of common stock for
  fixed assets and services in
  August, 1989                           506,613           507        18,801             -

Issuance of common stock
  in private placement at $0.9375
  per share in November, 1989             21,333            21        19,979             -

Net loss for the year ended
  June 30, 1990                                -             -             -      (132,670)
                                    ------------- ------------- ------------- -------------
Balance, June 30, 1990                   745,066           745       151,298      (152,343)

Net loss for the year ended
   June 30, 1990                               -             -             -          (300)
                                    ------------- ------------- ------------- -------------
Balance, June 30, 1991                   745,066           745       151,298      (152,643)

Net loss for the year ended
  June 30, 1992                                -             -             -          (300)
                                    ------------- ------------- ------------- -------------
Balance, June 30, 1992                   745,066  $        745  $    151,298  $   (152,943)
                                    ------------- ------------- ------------- -------------

The accompanying notes are an integral part of these financial statements.
                                   8

                            Corvallis, Inc.
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                                     From
                                                                     Inception on
                                                                     September 28,
                                         For the Three Months        1987 through
                                          ended September 30,        September 30,
                                           1999           1998       1999
                                       -------------- -------------- --------------
Cash Flows form Operating
  Activities:

     Net loss                          $      -       $    (1,037)   $    (209,270)
     Discontinued operations                  -                 -           19,308
     Non-cash services rendered
       and expenses paid by
       stockholders'                          -                 -           39,357
     Increase (decrease) in
       current liabilities                    -             1,037            5,966
                                       -------------- -------------- --------------
     Net Cash Provided (Used)
       by Operating Activities                -                 -         (144,639)
                                       -------------- -------------- --------------
Cash Flows from Investment
  Activities:                                 -                 -                -
                                       -------------- -------------- --------------
Cash Flows from Financing
  Activities:

     Issuance of common stock                 -                 -          142,910
     Capital Contribution                     -                 -            1,729
                                       -------------- -------------- --------------
     Net Cash Provided by
       Financing Activities                   -                 -          144,639
                                       -------------- -------------- --------------
Net increase (decrease) in cash               -                 -                -

Cash, beginning of year                       -                 -                -
                                       -------------- -------------- --------------
Cash, end of year                      $      -       $         -    $           -
                                       ============== ============== ==============
Cash, paid during
  the year for:

     Interest                          $      -       $         -    $           -
     Income taxes                      $      -       $         -    $           -

Noncash financing activities

     Issuance of common stock for
       fixed assets                    $      -       $         -    $      19,308

     Issuance of common stock for
         stockholders' payable         $      -       $         -    $      20,612

     Issuance of stock for services
         rendered                      $      -       $         -    $          -

The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                       September 30, 1999

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1999.

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



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     On September 30, 1999, we had no cash and no other liquid assets or resources. We had $5,966 in current liabilities. We did not post any revenues for the fiscal year 1998 nor during the interim period ended
September 30, 1999. We essentially had no operations. We have no material commitments for capital expenditures for the next twelve months.

     We anticipate that until a business opportunity is found and sufficient revenues are generated we will rely on the commitment of our management and principal shareholders to cover all operating expenses and other costs. There is no assurance that the management and shareholders' commitment will ultimately prove to be adequate to allow us to enter into a business opportunity. Currently, we have no plans to raise additional capital, however, we may elect to do so at some future date.

     At present, we do not have adequate capital to conduct any significant operations. Management intends to actively seek business opportunities during the next twelve months. Management believes that any business venture in which we may become involved will be made by issuing shares of our authorized but unissued common stock. Such issuance will be effected in accordance with available exemption under federal and state securities laws. It is anticipated that our liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

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

     We have concluded, based on our review of our computer systems, that our significant computer programs and operations will not be materially affected by the Year 2000 problem. However, there can be no assurance that the systems of other companies with which we may do business will be in compliance and this may have a material adverse effect on our operations, if any.


                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit           Description
-------           -----------
  27              Financial Data Schedule

(b)               Reports on Form 8-K.  During the three months ended
September 30, 1999, no reports on Form 8-K were filed by Corvallis.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORVALLIS, INC.
(Registrant)


Date:  November 11, 1999

By:/s/ Whitney O. Cluff
   --------------------
   Whitney O. Cluff
   President and Chief Executive Officer


By: /s/ John Papanikolas
    --------------------
    John Papanikolas
    Secretary/Treasurer
