Form 10QSB
period 1999-12-31
CORVALLIS INC
filed 2000-02-11
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarter Ended: December 31, 1999 Commission File No. 33-18143-D

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

                        TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements ............................................. 3

Item 2:  Management's Discussion and Analysis or Plan of Operations .......13

PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K .......................... 13

Signatures................................................................ 14

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

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         Corvallis, Inc.
                  (a Development Stage Company)
                       Financial Statements
                        December 31, 1999

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


                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.
Salt Lake City, Utah

The accompanying balance sheets as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 1999 and 1998 were not audited by us and, accordingly, we do not express and opinion on them.

The accompanying balance sheet as of June 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated July 25, 1999.

/s/ Crouch, Bierwolf & Chisholm


January 26, 2000

                         Corvallis, Inc.
                  (a Development Stage Company)
                          Balance Sheets

                              Assets

                                                December 31,      June 30,
                                                   1999            1999
                                                -------------- -------------
Current assets
 Cash                                           $           -  $          -
                                                -------------- -------------
    Total Current Assets                        $           -  $          -
                                                -------------- -------------
    Total Assets                                $           -  $          -
                                                ============== =============

               Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                               $       5,966  $      5,966
                                                -------------- -------------
    Total Current Liabilities                           5,966         5,966
                                                -------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized
    200,000,000 shares of $.001 par value,
     issued and outstanding 1,505,000
     and 1,505,000 shares, respectively                 1,505         1,505
   Additional Paid-in Capital                         201,799       201,799
   Deficit Accumulated During the
     Development Stage                               (209,270)     (209,270)
                                                -------------- -------------
    Total Stockholders' Equity (Deficit)               (5,966)       (5,966)
                                                -------------- -------------
    Total Liabilities and Stockholders' Equity  $           -  $          -
                                                ============== =============

The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                     Statements of Operations

                                  For the Three Months        For the Six Months     Cumulative
                                   Ended December 31,          Ended December 31,      Total
                                 ------------------------- ------------------------   Since
                                  1999           1998          1999           1998   Inception
                                 ------------- ----------- ------------ ----------- -------------
Revenues                         $          -  $        -  $         -  $        -  $          -

Expenses:

  Consulting fees                           -           -            -           -        12,540
  Legal                                     -           -            -           -        11,127
  Accounting                                -           -            -           -        11,463
  General & Administrative                  -           -            -       1,037        17,386
                                 ------------- ----------- ------------ ----------- -------------
    Total Expenses                          -           -            -       1,037        52,516
                                 ------------- ----------- ------------ ----------- -------------
Net loss before
 discontinued operations         $          -  $        -  $         -  $   (1,037)      (52,516)
                                 ------------- ----------- ------------ ----------- -------------
Loss on discontinued operations             -           -            -           -      (156,754)
                                 ------------- ----------- ------------ ----------- -------------
Net Loss                         $          -  $        -  $         -  $   (1,037) $   (209,270)
                                 ============= =========== ============ =========== =============
Weighted Average Loss Per Share  $      (.000) $    (.000) $     (.000) $    (0.00) $     (0.214)
                                 ============= =========== ============ =========== =============
Weighted Average
 Shares Outstanding                 1,505,000   1,505,000    1,505,000   1,505,000       976,550
                                 ============= =========== ============ =========== =============


The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                Statement of Stockholders' Equity

                                                                              Deficit
                                                                              Accumulated
                                                               Additional     During the
                                          Common Stock         paid-in        Development
                                      Shares         Amount    Capital        Stage
                                   ------------- ------------- ------------- -------------

Balance, June 30,1995                 1,020,002  $      1,020  $    174,635  $   (176,385)

Issuance of common stock for
  services rendered at $0.025
  per share in March, 1996               80,000           80          1,920             -

Fractional shares from reverse
  stock split                                 7            -              -             -

Net loss for the year ended
  June 30, 1996                               -            -              -        (7,535)
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1996                1,250,009         1,250       181,805      (183,920)

Shares issued for cash in
  October 1996                           60,000            60         5,940             -

Issuance of common stock for
  services rendered at $0.025 per
  share in October 1996                  20,000            20         2,000             -

Net Loss for the year ended
 June 30,1997                                 -            -              -        (9,840)
                                   ------------- ------------- ------------- -------------
Balance June 30, 1997                 1,330,009  $      1,330  $    189,745  $   (193,760)

Shares issued for services and
 expenses paid $.06 share               174,991           175        10,325             -

Net loss for the year ended
 June 30, 1998                                -            -             -        (13,037)
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1998                1,505,000         1,505       200,070      (206,797)

Net loss for the year ended
 June 30, 1999                                -            -             -         (2,473)
                                   ------------- ------------- ------------- -------------
Balance, June 30, 1999                1,505,000         1,505       200,070      (209,270)

Forgiveness of debt by shareholders
 classified as Capital Contributions          -            -          1,729             -

Net loss for the six month
 period ended December 31, 1999
  (unaudited)                                 -            -              -             -
                                   ------------- ------------- ------------- -------------
Balance, December 31, 1999
     (unaudited)                   $  1,505,000  $      1,505  $    201,799  $   (209,270)
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

The accompanying notes are an integral part of these financial statements.
                                   8

                            Corvallis, Inc.
                     (a Development Stage Company)
                        Statement of Cash Flows

                                                                     From
                                                                     Inception on
                                                                     September 28,
                                          For the Six Months         1987 through
                                          ended December 31,         December 31,
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

                                   9

                         Corvallis, Inc.
                  (a Development Stage Company)
                        December 31, 1999

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL
-------

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 1999 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1999.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     On December 31, 1999, we had no cash and no other liquid assets or resources. We had $5,966 in current liabilities. We did not post any revenues for the fiscal year ended June 30, 1999 nor during the interium period ended December 31, 1999. We essentially had no operations. We have no material commitments for capital expenditures for the next twelve months.

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

Year 2000

     We did not experience any disruptions or other problems connected with the year 2000.


     PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Part I Exhibits.

     Exhibit     Description
     --------    ---------------------
     27          Financial Data Schedule

     (b) Reports on Form 8-K. During the three months ended December 31, 1999, no reports on Form 8-K were filed by Corvallis.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CORVALLIS, INC.
                                   (Registrant)

                                          /s/ Whitney O. Cluff
Date: Feb. 2, 2000                 By:_________________________________
                                         Whitney O. Cluff
                                         President and Chief Executive Officer

                                         /s/ John Papanikolas
                                   By: _______________________________
                                          John Papanikolas
                                          Secretary/Treasurer