Form 10QSB
period 2000-03-31
CORVALLIS INC
filed 2000-05-15
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2000

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

   As of the date of filing of this report, the Registrant had a total of 1,505,000 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements                                         3

Item 2:  Management's Discussion and Analysis or Plan of Operations   9

                          PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K                      10

Signatures                                                           11

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               Corvallis, Inc.
                        (a Development Stage Company)
                             Financial Statements
                               March 31, 2000

                         CROUCH, BIERWOLF & CHISHOLM
                         Certified Public Accountants
                         50 West Broadway, Suite 1130
                          Salt Lake City Utah 84101
                            Office (801) 363 1175

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Corvallis, Inc. as of March 31, 2000 and the related condensed statements of income and cash
flows for the period then ended.   These financial statements are the
responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated July 25, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.

/s/ Crouch Bierwolf & Chisholm

Crouch, Bierwolf & Chisholm
May 10, 2000

                               Corvallis, Inc.
                        (a Development Stage Company)
                                Balance Sheets

                                    Assets

                                           March 31,       June 30,
                                             2000           1999
                                          ----------      ----------
                                          (Unaudited)
Current assets
 Cash                                     $   -           $   -
                                          ----------      ----------

      Total Current Assets                $   -           $   -
                                          ----------      ----------

      Total Assets                        $   -           $   -
                                          ==========      ==========

                     Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable                         $    5,966      $    5,966
                                          ----------      ----------

Total Current Liabilities                      5,966           5,966
                                          ----------      ----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized
   200,000,000 shares of $.001 par
   value, issued and outstanding
   1,505,000 and 1,505,000 shares,
   respectively                                1,505           1,505
   Additional Paid-in Capital                201,799         201,799
   Deficit Accumulated During the
     Development Stage                      (209,270)       (209,270)
                                          ----------      ----------

Total Stockholders' Equity (Deficit)          (5,966)         (5,966)
                                          ----------      ----------
Total Liabilities and Stockholders'
 Equity                                   $     -         $     -
                                          ==========      ==========

  The accompanying notes are an integral part of these financial statements

                               Corvallis, Inc.
                        (a Development Stage Company)
                           Statements of Operations


                                                                       Cumulative
                       For the Three Months    For the Nine Months       Total
                          Ended March 31,        Ended March 31,         Since
                        2000        1999        2000        1999       Inception
                     ----------  ----------  ----------  ----------   ------------
Revenues             $   -       $   -       $   -       $   -        $    -

Expenses:

  Consulting fees        -           -           -           -             12,540
  Legal                  -           -           -           -             11,127
  Accounting             -           -           -           -             11,463
  General &
  Administrative         -           -           -          1,037          17,386
                     ----------  ----------  ----------  ----------   ------------

      Total Expenses     -           -           -          1,037          52,516
                     ----------  ----------  ----------  ----------   ------------
Net loss before
  discontinued
  operations         $   -       $   -       $   -       $ (1,037)        (52,516)
                     ----------  ----------  ----------  ----------   ------------
Loss on
  discontinued
  operations             -           -           -           -           (156,754)
                     ----------  ----------  ----------  ----------   ------------

Net Loss             $   -       $   -       $   -       $ (1,037)    $  (209,270)
                     ==========  ==========  ========== ===========   ============
Weighted Average
 Loss Per Share      $ (.000)    $ (.000)    $ (.000)    $   (0.00)   $    (0.213)
                     ==========  ==========  ==========  ===========  ============
Weighted Average
   Shares
   Outstanding        1,505,000   1,505,000   1,505,000   1,505,000       982,300
                     ==========  ==========  ==========  ===========  ============


  The accompanying notes are an integral part of these financial statements.

                               Corvallis, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows

                                                                      From
                                                                  Inception on
                                                                 September 28,
                                    For the Nine Months           1987 through
                                      ended March 31,               March 31,
                                  2000               1999             2000
                               ----------         ----------       ----------
Cash Flows from Operating
  Activities:

     Net loss                  $   -              $  (1,037)       $ (209,270)
     Discontinued operations       -                   -               19,308
     Non-cash services
       rendered and expenses
       paid by stockholders'       -                   -               39,357
     Increase (decrease) in
       current liabilities         -                  1,037             5,966
                               ----------         ----------       ----------
     Net Cash Provided (Used)
       by Operating Activities     -                   -             (144,639)
                               ----------         ----------       ----------
Cash Flows from Investment
  Activities:                      -                   -                 -

Cash Flows from Financing
  Activities:

     Issuance of common stock      -                   -              142,910
     Capital Contribution          -                   -                1,729
                               ----------         ----------       ----------
     Net Cash Provided by
     Financing Activities          -                   -              144,639
                               ----------         ----------       ----------
Net increase (decrease) in cash    -                   -                 -

Cash, beginning of period          -                   -                 -
                               ----------         ----------       ----------

Cash, end of period            $   -              $   -                 -
                               ==========         ==========       ==========

Cash, paid during
  the period for:

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


  The accompanying notes are an integral part of these financial statements

                               Corvallis, Inc.
                        (a Development Stage Company)
                                March 31, 2000

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 1999.

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

   In this report statement references to "Corvallis," "we," "us," and "our" refer to Corvallis, Inc.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     For the nine month period ended March 31, 2000, we had no cash and no other liquid assets or resources. We did not post any revenues for the fiscal year ended June 30, 1999 nor during the quarter ended March 31, 2000. We have had no operations. We had an account payable of $5,966 and no other material commitments for capital expenditures for the next twelve months.

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


                          PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits.

        Part I

   Exhibit      Description
   -------      -----------
   24           Consent of Crouch, Bierwolf & Chisholm dated May 10, 2000

   27           Financial Data Schedule

        Part II

   (b)  Reports on Form 8-K.

      None.



                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


CORVALLIS, INC.
(Registrant)


Date: 5/12/2000

By:/s/ Whitney O. Cluff
   --------------------
   Whitney O. Cluff
   President and Chief Executive Officer


By:/s/ John Papanikolas
   --------------------
   John Papanikolas
   Secretary/Treasurer