Form 10KSB
period 2000-06-30
CORVALLIS INC
filed 2000-09-27
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For The Fiscal year Ended June 30, 2000
                        Commission File No. 33-18143-D

                               CORVALLIS, INC.
                 --------------------------------------------
                (Name of small business issuer in its Charter)

             Nevada                                    87-0449399
    -----------------------                        ------------------
   (State of incorporation)                        (I.R.S. Employer
                                                   Identification No.)

                            1486 South 11th East
                         Salt Lake City, Utah, 84105
                   ---------------------------------------
                   (Address of principal executive offices)

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

The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the average bid and asked prices in the over-the-counter market on August 4, 2000, was approximately $4,473,445.

As of the date of the filing of this report, the Registrant had outstanding a total of 15,005,000 shares of its common stock, par value $ 0.001.

Documents incorporated by reference: None

                              TABLE OF CONTENTS




Item Number and Caption                                     Page No.

PART 1

1.  Description of Business..............................................3

2.  Properties...........................................................6

3.  Legal Proceedings....................................................6

4.  Submission of Matters to a Vote of Security Holders..................6

PART II

5.  Market for Common Equity and Related Stockholder Matters.............6

6.  Plan of Operations...................................................7

7.  Financial Statements.................................................8

8.  Changes in and Disagreements on Accounting and Financial Disclosure..22

PART III

9.  Directors and Executive Officers.....................................22

10. Executive Compensation...............................................23

11. Security Ownership of Certain Beneficial Owners and Management.......23

12. Certain Relationships and Related Transactions.......................24

13. Exhibits and Reports on Form 8-K.....................................24

                                    PART I

     In this Form 10-KSB, references to "Corvallis", "we", "us" and "our" refer to Corvallis, Inc.

                          FORWARD LOOKING STATEMENTS

     This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Corvallis's control. These factors include but are not limited to economic conditions generally and in the industries in which Corvallis may participate; competition within Corvallis's chosen industry, including competition from much larger competitors; technological advances and failure by Corvallis to successfully develop business relationships.


ITEM 1.  DESCRIPTION OF BUSINESS

     Corvallis, Inc., was incorporated in Nevada on September 28, 1987. Since the end of 1995, we have been seeking a business opportunity which we could
acquire or in which we could become engaged.   On August 14, 2000, we signed a
letter of intent to merge with USAStarOne.Net, Inc., a Texas corporation ("USAStar"). Corvallis expects to be the surviving corporation of the merger and to change its name to reflect USAStar's business. Management is currently completing the formal due diligence of USAStar and hopes to enter into a
merger agreement with USAStar within the next 60 days.   The consummation of
the merger will be contingent upon shareholder approval.

     In the event the merger does not come to fruition, management will actively seek other business opportunities which we could acquire or in which we could become engaged, as discussed below.

     We plan to seek out, investigate and acquire, or become engaged in, any business opportunity management believes has good business potential. We recognize that because of our extremely limited financial, management and other resources, the number and quality of suitable potential business ventures available to us may be extremely limited.

     Our principal business objective will be to seek long-term growth potential in the business venture in which we participate, rather than to seek immediate, short-term earnings. We will not restrict our search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, transportation and others. Management's discretion will be unrestricted and we may participate in any business venture whatsoever which meets our business objectives. It is emphasized that our business objectives are extremely general and are not intended to be restrictive upon the discretion of management.

     We will not restrict our search to a venture in any particular stage of development, but may acquire or become engaged in a venture in its preliminary or development stage, may participate in a business which is already in operation, or in a business in various stages of it corporate existence. It is impossible to predict at this stage the status of any venture in which we may participate, in that the venture may need additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we, as a public company, may offer. In some instances, the business endeavors may involve the acquisition of or merger or reorganization with a corporation which does not need substantial additional capital but which desires to establish a public trading market for it securities.

     Management anticipates that it will only acquire businesses which have, or can generate or provide, audited financial statements. However, management reserves the right to become engaged in a new business venture or a venture in its infancy, if management determines such venture holds good business potential.

     We plan to seek one or more potential business ventures from our known sources, but we will rely heavily on personal contacts of our officers and directors, as well as indirect associations or contacts between them and other business and professional people. It is not presently anticipated that the we will engage professional firms or individuals specializing in business acquisitions or reorganizations. However, any individual or firm, exclusive of our officers, directors and principals who finds a venture in which we become engaged, may be properly compensated for their efforts. In some instances, we may publish notices or advertisements seeking a potential business venture in financial or trade publications.

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

     We have very limited assets and any business opportunity may require us to raise capital or undertake some form of financing. Because of our extremely limited resources, there can be no assurance we will be able to locate financing for an acquisition, reorganization or merger transaction on terms agreeable to us.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.

ITEM 2.  PROPERTIES

     We do not currently own or lease any properties. We presently use the offices of our Secretary/Treasurer at no charge. Until we engage in a viable business opportunity and recognize income, we will not seek independent office space.


ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any proceeding or threatened proceedings as of the date of this filing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     We have approximately 167 stockholders of record holding 15,005,000 common shares as of September 19, 2000. Our shares of common stock are traded on the NASD OTC Bulletin Board under the symbol "CVLO." There is currently a very limited trading market for our shares of common stock. The following table sets forth, for the respective periods indicated, the high and low bid prices of our common stock in the over-the-counter market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commission and may not necessarily represent actual transactions.

     Fiscal Quarter Ended             High Bid          Low Bid
     --------------------             ---------         -------

     September 30, 1998               $  2.75           $  2.12
     December 31, 1998                   2.75              2.25
     March 31, 1999                      2.50              2.00
     June 30, 1999                       2.62              2.00

     September 30, 1999                  3.00              2.25
     December 31, 1999                   2.38              2.13
     March 31, 2000                      7.00              2.63
     June 30, 2000                       5.88              3.00

Dividends

     Since inception, no dividends have been paid on our common stock, and we do not anticipate paying dividends in the foreseeable future.

Recent Sale of Unregistered Securities

     The following discussion describes all securities sold by us within the past three years without registration:

     On October 18, 1997 we issued an aggregate of 174,991 common shares valued at approximately $10,500 for cash and services. 83,331 shares were issued to Principal Holdings, Inc. for conversion of a $5,000 loan; 50,000 shares were issued to Whitney O. Cluff for services as our officer and director and $500 cash; and 41,660 shares were issued to James C. Lewis for services. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On May 24, 2000 we placed 13,500,000 common shares in escrow in anticipation of our merger with USAStar. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


ITEM 6.  PLAN OF OPERATIONS

     For the fiscal year ended June 30, 2000, we had $0 in cash, $28,966 in current liabilities, and no other liquid assets or resources. We did not post any revenues for the fiscal year and essentially had no operations during the fiscal year. The total current liabilities are owed to a shareholder for
legal and accounting fees paid on our behalf.   Payment of these liabilities
are non-interest-bearing and will be repaid when monies are available, or we may convert the balance into equity in Corvallis.

     At the present time, we have no material commitments for capital expenditures for the next twelve months. Historically, we have relied on our management and principal shareholders to cover all our operating expenses and other costs. We do not have adequate capital to conduct any significant operations.

     We hope to complete a merger with USAStar within the next six months. Such merger will result in that company's management assuming control of our operations. We are currently completing due diligence prior to entering a merger agreement with USAStar. In the event the merger is consummated, we expect revenues and/or additional funding will be needed to conduct
operations.   We are unable to predict which sources the new management will rely on to obtain additional funding, if needed.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               Corvallis, Inc.
                        (a Development Stage Company)
                             Financial Statements
                            June 30, 2000 and 1999

                               C O N T E N T S

Dependent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .  3

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . .  5

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . .  6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . 10

Notes to the Financial Statements . . . . . . . . . . . . . . . . . .  11

                            CHISHOLM & ASSOCIATES
                         Certified Public Accountants
                               P.O. Box 540216
                         North Salt Lake, Utah 84054
                            Office (801) 292-8756
                              fax (801) 292-8809



                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Corvallis, Inc.


We have audited the accompanying balance sheets of Corvallis, Inc. (a Development Stage Company) for the years ended June 30, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000, 1999 and 1998 and from inception on September 28, 1987 through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corvallis, Inc. (a Development Stage Company) as of June 30, 2000 and 1999 and the results of its operations and cash flows for the years ended June 30, 2000, 1999 and 1998 and from inception on September 28, 1987 through June 30, 2000 in conformity with generally accepted accounting principles.

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


/s/ Chisholm & Associates


Salt Lake City, Utah
August 16, 2000

                               Corvallis, Inc.
                        (a Development Stage Company)
                                Balance Sheets

                                    Assets

                                                             June 30
                                                   ---------------------------
                                                        2000          1999
                                                   ------------- -------------
Current assets
 Cash                                              $          -  $          -
                                                   ------------- -------------

    Total Assets                                   $          -  $          -
                                                   ============= =============


                     Liabilities and Stockholders' Equity

Liabilities
 Accounts Payable-related party (Note 6)                 28,966         5,966
                                                   ------------- -------------

Total liabilities                                        28,966         5,966
                                                   ------------- -------------
Stockholders' Equity

   Common Stock, authorized
    200,000,000 shares of $.001 par value,
    issued and outstanding 1,505,000 shares               1,505         1,505

   Additional Paid-in Capital                           201,799       201,799

   Deficit Accumulated During the Development Stage    (232,270)     (209,270)
                                                   ------------- -------------

Total Stockholders' Equity                              (28,966)       (5,966)
                                                   ------------- -------------

Total Liabilities and Stockholders' Equity         $          -  $          -
                                                   ============= =============




  The accompanying notes are an integral part of these financial statements.

                               Corvallis, Inc.
                        (a Development Stage Company)
                           Statements of Operations

                                                                  Cumulative
                                                                  Total
                                 For the years ended June 30,     Since
                               2000         1999        1998      Inception
                           ------------ ------------ ------------ ------------
Revenues                   $         -  $         -  $         -  $         -

Expenses:

 General & Administrative       23,000        2,473       13,037       75,516
                           ------------ ------------ ------------ ------------
    Total Expenses              23,000        2,473       13,037       75,516
                           ------------ ------------ ------------ ------------
Net loss before
 discontinued operations   $   (23,000) $    (2,473) $   (13,037) $   (75,516)
                           ------------ ------------ ------------ ------------
Loss on disposed of
 operations                          -            -            -     (156,754)
                           ------------ ------------ ------------ ------------

Net Loss                   $   (23,000) $    (2,473) $   (13,037) $  (232,270)
                           ============ ============ ============ ============

Net Loss Per Share         $     (.015) $     (.002) $     (.007) $     (.231)
                           ============ ============ ============ ============
Weighted average shares
 outstanding                 1,505,000    1,505,000    1,454,660    1,004,449
                           ============ ============ ============ ============



  The accompanying notes are an integral part of these financial statements.

                               Corvallis, Inc.
                        (a Development Stage Company)
                      Statement of Stockholders' Equity

                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                      Common Stock          paid-in      Development
                                   Shares        Amount     Capital      Stage
                                 ------------ ------------ ------------- ------------
Balance, June 30,1995              1,020,002  $     1,020  $    174,635  $  (176,385)

Capital contributed by
  extinguishment of
  stockholders' payable                   -            -          1,150           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.05 per share in
  September, 1995                     20,000           20           980           -

Issuance of common stock for
  extinguishment of stockholders'
  payable at $0.025 per share in
  March, 1996                        130,000          130         3,120           -

Issuance of common stock for
  services rendered at $0.025
  per share in March, 1996            80,000           80         1,920           -

Fractional shares from reverse
  stock split                              7            -            -            -

Net loss for the year ended
  June 30, 1996                           -             -            -        (7,535)
                                 ------------ ------------ ------------- ------------
Balance, June 30, 1996             1,250,009        1,250       181,805     (183,920)

Shares issued for cash in
  October 1996                        60,000           60         5,940           -

Issuance of common stock for
  services rendered at $0.025
  per share in October 1996           20,000           20         2,000           -

Net loss for the year ended
 June 30,1997                             -             -            -        (9,840)
                                 ------------ ------------ ------------- ------------
Balance June 30, 1997              1,330,009        1,330       189,745     (193,760)

Shares issued for services and
 expenses paid at $.06 per share     174,991          175        10,325           -

Net loss for the year ended
 June 30,1998                             -             -            -       (13,037)
                                 ------------ ------------ ------------- ------------
Balance June 30, 1998              1,505,000        1,505       200,070     (206,797)

Forgiveness of debt by
 shareholders classified as
 capital contributions                    -             -         1,729           -

Net loss for the year ended
 June 30,1999                             -             -             -       (2,473)
                                 ------------ ------------ ------------- ------------
Balance June 30, 1999              1,505,000        1,505       201,799     (209,270)



The accompanying notes are an integral part of these financial statements.

                             Corvallis, Inc.
                      (a Development Stage Company)
                    Statement of Stockholders' Equity
                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                      Common Stock          paid-in      Development
                                   Shares        Amount     Capital      Stage
                                 ------------ ------------ ------------- ------------
Balance June 30, 1999              1,505,000  $     1,505  $    201,799  $  (209,270)

Net loss for the year ended
 June 30, 2000                             -            -             -      (23,000)
                                 ------------ ------------ ------------- ------------

Balance June 30, 2000              1,505,000  $     1,505  $    201,799  $  (232,270)
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

                             Corvallis, Inc.
                      (a Development Stage Company)
                         Statement of Cash Flows

                                                                            September
                                                                            28, 1987
                                                                            (inception)
                                        For the years ended, June 30,       to June 30,
                                        2000         1999         1998      2000
                                     ------------ ------------ ------------ ------------
Cash Flows from Operating Activities:

  Net loss                           $   (23,000) $    (2,473) $   (13,037) $  (232,270)
  Discontinued operations                      -            -            -       19,308
  Non-cash services rendered and
   expenses paid by stockholders               -            -       10,500       39,357
  Increase (decrease) in current
   liabilities                            23,000          744        2,493       28,966
                                     ------------ ------------ ------------ ------------
    Net Cash Provided (Used)
    by Operating Activities                    -       (1,729)         (44)    (144,639)
                                     ------------ ------------ ------------ ------------

Cash Flows from Investment Activities:         -            -            -            -
                                     ------------ ------------ ------------ ------------
Cash Flows from Financing Activities:

  Issuance of common stock                     -            -            -      142,910
  Capital Contribution                         -        1,729            -        1,729
                                     ------------ ------------ ------------ ------------
   Net Cash Provided by
    Financing Activities                       -        1,729            -      144,639
                                     ------------ ------------ ------------ ------------
Net increase (decrease) in cash                -            -          (44)           -

Cash, beginning of year                        -            -           44            -
                                     ------------ ------------ ------------ ------------
Cash, end of year                    $         -  $         -  $         -            -
                                     ============ ============ ============ ============
Cash, paid during the year for:

     Interest                        $         -  $         -  $         -  $         -
     Income taxes                    $         -  $         -  $         -  $         -

The accompanying notes are an integral part of these financial statements.

                         Corvallis, Inc.
                  (a Development Stage Company)
                Notes to the Financial Statements
                      June 30, 2000 and 1999

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

     e.  Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $232,000 that will be offset against future taxable income. These NOL carry forwards have already begun to expire. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

     Deferred tax assets and the valuation account is as follows at June 30, 2000 and 1999:

                                                     June 30,
                                               2000           1999
                                           ------------- -------------
     Deferred tax asset:
        NOL carry forward                  $     73,835  $     71,000

     Valuation allowance                        (73,835)      (71,000)
                                           ------------- -------------
     Total                                 $          -  $          -
                                           ============= =============

     f.   Statement of Cash Flows

          For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                         Corvallis, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                      June 30, 2000 and 1999


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

                         Corvallis, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                      June 30, 2000 and 1999

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

NOTE 6 - Accounts Payable-Related Party

     A shareholder of the Company has paid expenses on behalf of the Company. The amount due at June 30, 2000 and 1999 is $28,966 and $5,966, respectively. The balance is non-interest bearing and will be repaid to the stockholder when monies are available or will be converted to equity.

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

NOTE 8 - Forgiveness of Debt

     During the year ended June 30, 2000 shareholders of the Company forgave debts owed them by the Company in the amount of $1,729. The forgiveness was classified as a capital contribution.

NOTE 9 - Agreement and Plan of Reorganization

          On May 24, 2000, 13,500,000 shares of the Company's common stock were placed into escrow as part of a pre-negotiation for a merger between the Company and USA One StarNet.Com, Inc., a Texas corporation. Upon completion of the agreement, USA One StarNet.Com will merge into the Company and the Company will be the surviving corporation. As of the audit report date, the merger has not occurred. The companies have until October 14, 2000 to finalize the agreement.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     On August 4, 2000, Chisholm & Associates replaced Crouch, Bierwolf & Chisholm, as our independent auditor. The decision to change accountants was approved by our Board of Directors. Crouch, Bierwolf & Chisholm had audited our financial statements for June 30, 1999 and 1998. Crouch, Bierwolf & Chisholm's report on such financials, dated July 25, 1999, did not contain an adverse opinion, disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Crouch, Bierwolf & Chisholm on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Neither we, nor someone on our behalf, consulted with Chisholm & Associates regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements. Nor was a written report or oral advice provided to us that Chisholm & Associates considered was an important factor we relied on in reaching decisions about accounting, auditing or financial reporting issues.


                             PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS


     The table below sets forth the name, age, and position of each of our executive officers and directors. The term of office of each executive officer and director is one year or until his successor is elected and qualified. Set forth below is biographical information for each of our officers and directors. There are no existing family relationships between or among any of our executive officers or directors.

Name                 Age    Position                          Since
----------------     -----  --------------                    -------

Whitney O. Cluff      49    President and Chairman            September 1989

John Papanikolas      49    Secretary/Treasurer and Director  September 1987


     Whitney O. Cluff has served as President and Chairman of the Board since 1989. Mr. Cluff is a licensed real estate broker in the state of Utah and is primarily engaged in real estate ventures. From the middle of 1994 to the middle of 1995, Mr. Cluff was a director of Digital Scientific, Inc., a closely held corporation engaged in the development of electronics products.

     John G. Papanikolas has been an officer and a director since our inception in 1987. He is the President and owner of Emissions Xpress, which are Salt Lake City based emissions testing and safety inspection centers. He has served as a member of the board of directors of Magna Investment, Ltd., a developer of shopping centers and real estate in Arizona and Utah. He has been a director of Foothill Oriental Rugs, Inc., an importer, wholesaler and retailer of oriental rugs and handmade carpets, located in Salt Lake City, Utah. Mr. Papanikolas has worked as a writer and editor for the Salt Lake Tribune, a major daily newspaper in Salt Lake City. In 1983, Mr. Papanikolas earned bachelor degrees in business administration and behavioral science from Westminster College.

Compliance with Section 16(a) of the Exchange Act.

     We do not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of
Section 16(a).


                 ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal year ended June 30, 2000, no officer or director received a salary or bonus. The following table details the compensation received by our officers and directors during the past three fiscal years:



                                    Summary of Compensation Table
                                    Annual Compensation
                                    --------------------------------------
                            Fiscal                         Other Annual
Name & Principal Position   Year    Salary      Bonus      Compensation
-------------------------   ------  ----------- ---------- ---------------
Whitney O. Cluff            2000    $  0         $  0      $     0
President and               1999       0            0            0
Director                    1998       0            0        3,000*

     *Mr. Cluff was issued a total of 50,000 shares of our common stock valued at $.06 per share, in consideration for his services, valued at approximately $2,500, and $500 cash.

     We have not entered into employment contracts with our executive officers and we do not have any standard arrangement for compensation of our directors for any services provided to us.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding stock by our management. No person is known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 15,005,000 shares of common stock outstanding as of September 19, 2000.

                            MANAGEMENT

                                       Amount and
Name and Address of                    Nature of               Percent of
Beneficial Owner                       Beneficial Owner        Class
---------------------------            ------------------      ------------
Whitney O. Cluff                         375,126               2.5%
4751 Ichabod Street
Salt Lake City, Utah 84117

John Papanikolas                         135,775               less than 1%
1486 South 1100 East
Salt Lake City, Utah  84105

All Officers and
Directors as a
Group (2 persons):                       510,901               3.4%



Changes in Control

     We have placed 13,500,000 shares of our common stock in escrow with the intent that these shares will be used in a stock for stock exchange with USAStar. In the event the stock exchange occurs, USAStar's shareholders will hold approximately 90% of our outstanding shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.


                             PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT NO.     Title of Document
-----------     -----------------

2.1 Letter of Intent between Corvallis, Inc. and USAStarOne.Net, Inc. dated August 14, 2000. (Incorporated by reference to exhibit 2.1 of Form 8-K filed August 29, 2000.)

3.1 Articles of Incorporation (Incorporated by reference to exhibit 4 of Form S-18 filed on November 9, 1987.)

3.2 Bylaws (Incorporated by reference to exhibit 5 of Form S-18 filed on November 9, 1987.)

16.1 Letter of agreement from Crouch, Bierwolf & Chisholm, dated August 31, 2000. (Incorporated by reference to exhibit 16 of Form 8-K filed September 1, 2000.)

27              Financial Data Schedule

(b)     REPORTS ON FORM 8-K

     On September 1, 2000, we filed a current report on Form 8-K under Item 4 concerning the replacement of our auditor, Crouch, Bierwolf & Chisholm, with Chisholm & Associates.

     On August 29, 2000 we filed a current report on Form 8-K under Item 5 regarding the signing of the letter of intent between Corvallis and USAStar.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Corvallis, Inc. has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       Corvallis, Inc.



Dated:  September 25, 2000          By /s/ Whitney O. Cluff
                                       -----------------------------
                                       Whitney O. Cluff, President and
                                       Director



Dated:  September 25, 2000          By /s/ John Papanikolas7
                                      -------------------------------
                                      John Papanikolas,
                                      Secretary/Treasurer and Director