Form 10QSB
period 2000-09-30
CORVALLIS INC
filed 2000-11-14
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarter Ended: September 30, 2000

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

       As of October 31, 2000, Corvallis had a total of 1,505,000 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.........9

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities ..............................................10

Item 4: Submission of Matters to a Vote of Security Holders ................10

Item 5: Other Information...................................................11
        Changes in Control..................................................11
        Acquisition and Disposition of Assets...............................11

Item 6:  Exhibits and Reports filed on Form 8-K ............................19

Signatures..................................................................20

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The following financial information for the three months ended September 30, 2000 and 1999 is unaudited. In the opinion of management, this financial information, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. Filing of audited financial statements of USAOneStar.Net and pro forma financial information for the transaction is impracticable at this time. We intend to file such financial statements within 60 days on an 8-K current report.

                               Corvallis, Inc.
                        (a Development Stage Company)
                             Financial Statements
                             September 30, 2000

                               Corvallis, Inc.
                        (a Development Stage Company)
                                Balance Sheets

                                    Assets

                                                    September 30,   June 30,
                                                        2000         2000
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS
 Cash                                              $          -  $          -
                                                   ------------- -------------
    Total Current Assets                           $          -  $          -
                                                   ------------- -------------

    Total Assets                                   $          -  $          -
                                                   ============= =============

                     Liabilities and Stockholders' Equity

CURRENT LIABILITIES

 Accounts payable-related party                    $     28,966  $     28,966
                                                   ------------- -------------

Total Current Liabilities                                28,966        28,966
                                                   ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common Stock, authorized 200,000,000 shares of
     $.001 par value, issued and outstanding
     1,505,000 shares                                     1,505         1,505
   Additional Paid-in Capital                           201,799       201,799
   Deficit Accumulated During the
   Development Stage                                   (232,270)     (232,270)
                                                   ------------- -------------

   Total Stockholders' Equity (Deficit)                 (28,966)      (28,966)
                                                   ------------- -------------

   Total Liabilities and Stockholders' Equity      $          -  $          -
                                                   ============= =============

                               Corvallis, Inc.
                        (a Development Stage Company)
                           Statements of Operations


                                                                  Cumulative
                                          For the Three Months    Total
                                           Ended September 30,    Since
                                              2000      1999      Inception
                                        ------------ ------------ ------------
Revenues                                $         -  $         -  $         -

Expenses:

   General & Administrative                       -            -       75,516
                                        ------------ ------------ ------------

      Total Expenses                              -            -       75,516
                                        ------------ ------------ ------------

Net loss before discontinued operations $         -  $         -      (75,516)
                                        ------------ ------------ ------------

Loss on discontinued operations                   -            -     (156,754)
                                        ------------ ------------ ------------

Net Loss                                $         -  $         -  $  (232,270)
                                        ============ ============ ============

Weighted Average Loss Per Share         $     (.000) $     (.000) $    (0.223)
                                        ============ ============ ============

Weighted Average Shares Outstanding       1,505,000    1,505,000    1,040,716
                                        ============ ============ ============

                               Corvallis, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows

                                                                 From
                                                                 Inception on
                                                                 September 28,
                                         For the Three Months    1987 through
                                          ended September 30,    September 30,
                                           2000         1999     2000
                                       ------------ ------------ ------------
Cash Flows from Operating Activities:

  Net loss                             $         -  $         -  $  (232,270)
  Discontinued operations                        -            -       19,308
  Non-cash services rendered and
   expenses paid by stockholders                 -            -       39,357
  Increase (decrease) in current
   liabilities                                   -            -       28,966
                                       ------------ ------------ ------------
  Net Cash Provided (Used)
    by Operating Activities                      -            -     (144,639)
                                       ------------ ------------ ------------

Cash Flows from Investment Activities:           -            -            -
                                       ------------ ------------ ------------

Cash Flows from Financing Activities:

  Issuance of common stock                       -            -      142,910
  Capital Contribution                           -            -        1,729
                                       ------------ ------------ ------------
  Net Cash Provided by
    Financing Activities                         -            -      144,639
                                       ------------ ------------ ------------

Net increase (decrease) in cash                  -            -            -

Cash, beginning of year                          -            -            -
                                       ------------ ------------ ------------
Cash, end of year                      $         -  $         -  $         -
                                       ============ ============ ============

Cash, paid during the year for:
   Interest                            $         -  $         -  $         -
   Income taxes                        $         -  $         -  $         -

Noncash financing activities

   Issuance of common stock for
     fixed assets                      $         -  $         -  $    19,308

   Issuance of common stock for
     stockholders' payable             $         -  $         -  $    20,612

   Issuance of stock for services
     rendered                          $         -  $         -  $         -

                               Corvallis, Inc.
                        (a Development Stage Company)
                             September 30, 2000

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

GENERAL
-------

Corvallis, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed of Form 10-KSB for the Fiscal year ended June 30, 2000.

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

LETTER OF INTENT
---------------

On August 14, 2000, the Company signed a letter of intent to acquire all the issued and outstanding common stock of USAStarOne.Net, Inc., a Texas corporation (USAStar) through the issuances of the Company's common stock. USAStar is an educational Internet service and eCommerce solutions provider based in Owensboro, Kentucky. The rate of exchange contemplated in the letter of intent is 13,500,000 shares of the Company's common stock for all outstanding shares of USAStar common stock. Upon completion of the merger the Company will be the surviving corporation and will change its name to reflect USAStar's business.

In this report references to "Corvallis," "we," "us," and "our" refer to Corvallis, Inc.

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

                         ITEM 2:  PLAN OF OPERATIONS

     Since the end of 1995, we have been seeking a business opportunity which
we could acquire or in which we could become engaged.   On October31, 2000, we
signed an Agreement and Plan of Reorganization with USAStarOne.Net, Inc., a privately held Texas corporation ("USAStar"). Corvallis will merge with USAStar and will be the surviving corporation of the merger. Upon filing of the Articles of Merger, we will change our name to USAStarOne.Net, Inc. We anticipate completing the merger within the next sixty days.

     For the first fiscal quarter of 2001, ended September 30, 2000, we had $0 in cash, $28,966 in current liabilities, and no other liquid assets or resources. We did not post any revenues for the fiscal year and essentially had no operations during the fiscal year. The total current liabilities are owed to a shareholder for legal and accounting fees paid on our behalf.

     During the next twelve months we intend to continue the business operations conducted and intended to be conducted by USAStar. See, Part II,
Item 5: "Other Information."
Based on USAStar's unaudited financial information, we anticipate that we will acquire total current assets, comprised mostly of cash, valued at
approximately $34,749 and computer equipment valued at $77,389.   However, we
will also assume current liabilities of approximately $29,562 and long-term notes payable to related parties for approximately $441,452. USAStar has posted revenues of approximately $117,314 in its first two months of operations with a net income of approximately $10,857 for the that time period.

     During the next twelve months, we intend to rely on revenues to support our operations. We anticipate the majority of revenues will come from new independent representatives joining

USAStar and the corresponding growth in our customer base that they may bring to the company. We intend to hire between 10-15 additional employees.

     If additional funds are needed for our future growth, we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

     Any future securities offerings will be effected pursuant to applicable exemptions under federal and state laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. At this time we have not decided to offer securities and, accordingly, have not determined the type of offering or the type or number of securities which we might offer. We have no plans to make a public offering of our common stock at this time. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.


                          PART II: OTHER INFORMATION

                        ITEM 2: CHANGES IN SECURITIES

Changes to Bylaws

     Our bylaws allow our board of directors to increase the authorized number of directors. On October 20, 2000 our board of directors adopted an amendment to our bylaws which increased the number of directors from three to up to seven. The Board adopted the amendment in order to allow the USAStar board to join our board as part of the merger.


         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 31, 2000, 843,345 common shares of our outstanding shares entitled to vote approved and adopted the merger agreement by written consent
in lieu of a special meeting.   As a result of the shareholder approval the
following events will occur:

     1. The USAStar board, which includes Lowell G. Mims, Kelly Turner and Gene Bowlds, will join our board and as a result these individuals will be appointed directors and officers. See, "Part II, Item 5: Other information - Acquisition of Assets - Management."

     2. Upon filing of the Articles of Merger with the Secretary of State of Nevada,

Corvallis will change its name to USAOneStar.Net.


                          ITEM 5:  OTHER INFORMATION

     The following discussions provide certain information regarding the business and management of Corvallis following the consummation of the merger with USAStar.

                              CHANGES IN CONTROL

     The merger agreement, discussed below in "Acquisition of Assets" provides that Corvallis will issue 13,500,000 shares to the three shareholders of the 1,000,000 USAStar outstanding stock. Prior to the merger, we had 1,505,000 shares outstanding and after the merger we will have 15,005,000 shares outstanding.

     Upon completion of the merger, Messrs. Mims, Turner and Bowlds, the three shareholders of USAStar, will each individually acquire 29% of our issued and outstanding shares. This will result in them holding 89.9% of our outstanding common shares. In addition these three individuals will be appointed as directors and officers of the surviving corporation.

                            ACQUISITION OF ASSETS

Terms of The Agreement

     On October 31, 2000, Corvallis and USAStar entered into an Agreement and Plan of Reorganization by which we will merge with USAStar through a stock-for-stock exchange intended to qualify as a tax-free exchange. The agreement was approved by our board of directors and shareholder approval was obtained by written consent in lieu of a special meeting of shareholders.

     We intend to acquire 100% of the 1,000,000 USAStar common stock outstanding by exchanging 13.5 million of our common shares for the USAStar common stock. Upon completion of the merger, Corvallis will change its name to USAOneStar.Net, Inc. and the management of USAStar will replace our current management.

     The merger agreement contains customary representations and warranties relating to each company's corporate status, corporate authority to complete the merger, capital structure and corporate conduct prior to the closing. Each company has agreed to use its best efforts to maintain and preserve its business organization, employee relationships and keep its good will intact until the merger is complete. Also, each company provided corporate documentation to the other for due diligence purposes.

     Termination of the agreement may occur if we or USAStar fail to comply in any material respect with the covenants or agreements included in the merger agreement. The merger agreement may be terminated by mutual consent, which must be expressed by action of our board of directors or USAStar shareholders. In the event that the parties terminate the agreement, both have agreed to pay their own costs incurred.

     The exchange of stock is intended to qualify as a tax-free exchange in accordance with Section 368(a)(1)(B) of the Internal Revenue Code, as amended. The merger will be accounted for under the purchase method of accounting using generally accepted accounting principles. This means that USAStar's results of operation will be included with ours from the closing date and its consolidated assets and liabilities will be recorded at their fair values at the same date. Each company has agreed to carry on their respective businesses in the usual and ordinary course and each will bear its own operating expenses until completion of the merger.

     Consideration for the Merger. The consideration exchanged in the merger was negotiated at "arms length" and our management used criteria used in similar proposals, including the relative value of the assets of USAStar, USAStar's present and past business operations, the future potential of USAStar, the management of USAStar and the potential benefit to the stockholders of Corvallis. The source of the consideration used to acquire our interest in USAStar is 13.5 million authorized but unissued common shares. The consideration used by the three USAStar shareholders to acquire their interest in Corvallis was the exchange of all of the issued and outstanding equity securities of USAStar which they held. Our board of directors determined that the consideration for the exchange was reasonable based upon these factors.

     Interests of Certain Persons. Except as set forth in this report neither we, nor to the best of our knowledge, any of our directors, executive officers or other affiliates had any contract, arrangement, understanding or relationship with any other person with respect to any USAStar shares. Except as described in this report, there have been no contacts, negotiations or transactions within the last two years between Corvallis or any of our directors, executive officers or their affiliates, on the one hand, and USAStar or its affiliates, on the other hand, regarding the merger, consolidation, acquisition of shares or election of directors.

Business of USAStar

     USAStar is based in Owensboro, Kentucky and offers educational Internet service and eCommerce solutions. USAStar was incorporated July 21, 2000 and began operations shortly thereafter. USAStar utilizes a network marketing model for distribution of its Internet service provider business. Each dial-up or direct service link customer of USAStar receives a CD-ROM-based interactive educational software package, which is designed to provide these customers with the necessary tools to access the Internet and educational programs ranging from basic

"point-and-click" techniques to the development of web sites. Included in the software are lessons involving computer and Internet fundamentals, the Windows operating system, word processing, spreadsheets, web site development, etc.

     Market. The Internet is a collection of connected computer systems and networks that link millions of public and private computers to form what is essentially the largest computer network in the world. The Internet has experienced rapid growth in recent years and is expected to continue to grow based on estimated increases in the numbers of web users, web traffic and the number of web sites.

     Internet access services represent the means by which Internet service providers interconnect business and consumer users to the Internet's resources. Access services vary from dial-up modem access for individuals and small businesses to high-speed dedicated transmission lines for broadband access by large organizations. An Internet service provider provides Internet access either by development of a proprietary network infrastructure or by purchasing access service from a wholesale access vendor, or through a combination of both.

     For many businesses, the Internet has created a new communication and sales channel that enables companies to interact with large numbers of geographically dispersed consumers and business partners. In the last several years, many companies have emerged that focus solely on the Internet as the medium for selling products or delivering services directly to purchasers, bypassing traditional wholesale and retail channels.

     In addition, advances in on-line security and payment mechanisms are alleviating concerns associated with conducting transactions in an open-platform environment, thus prompting more consumers and businesses to use the Internet in conjunction with purchases and more business to offer a greater breadth of electronic commerce services.

     Products. USAStar offers Internet access and services to subscribers and USAStar independent representatives. The basic services include

     Internet access:   Includes unlimited Internet access and email.

     Domain hosting:   The user is provided a personal domain and URL with up
to 25 megabytes of storage.

     Domain hosting with shopping cart software:   This service includes the
features of the domain hosting plus 50 megabytes of storage and shopping cart software. The customer must set up a credit card merchant account with Merchant Commerce.

     Network Marketing. In July 2000 USAStar instituted a network marketing program as an approach within the Internet service provider industry to rapidly expand USAStar's subscriber base. The program is designed to establish and expand a network of USAStar independent representatives to sell USAStar's access services. Independent representatives are independent contractors not our employees.

     Generally, an individual or business entity may become an independent representative by completing an application and purchasing a business building starter kit. The kit includes marketing materials, policies and training materials for business building. In general, each independent representative is paid a commission for signing up new customers for USAStar's services and is paid residual commissions as those customers renew their subscriptions.

     USAStar believes that network marketing assists us in lowering USAStar's cost of customer acquisition, reducing variable technical support costs by utilizing independent representatives to aid in the set-up and maintenance of new customers and reducing customer turnover as the result of the customer's loyalty to his or her independent representative. As of October 31, 2000 we have approximately 1000 independent representatives who are each responsible for the acquisition of between 3-10 new subscribers.

     The basic structure of our network marketing is:

     Agent/Silver Star.   An agent has the right to sell Internet access and
sponsor other agents only. Services and products include a replicating web site with a separate URL; a virtual domain at USAStar; an online control panel for customer management; billing and back up customer support; full back office support; and access to company sponsored training.

     Internet Service Provider/ Gold Star. An Internet Service Provider has the right to sell Internet access and domain hosting personally. Services and products include: online control panel for customer management; billing and back up customer support; set up, registration, and one year of domain hosting for personal domain with a separate URL; and access to company sponsored training.

     Internet Service Provider/Platinum Star. This type of independent representative has the right to sponsor Agents, ISPs and ISP Agents. Services and products include all of those provided to an Agent and ISP.

     The USAStar business is particularly well suited for individuals who possess strong sales skills and are motivated by the prospect of supplementing their sources of income under a flexible work schedule. The commission structure of the USAStar Business also creates incentives for independent representatives to recruit other independent representatives to the program. For each sale of an access service subscription to a new customer that is made by an independent representative who has been recruited to the program by an existing independent representative, and for each renewal of that subscription, a commission is paid to the existing independent representative in addition to the commission paid to the independent representative who was responsible for the new subscription or renewal.

      Additional commissions also are paid to the existing independent representative as independent representatives that were recruited into the program by the existing independent representative recruit other independent representatives who, in turn, effect sales or renewals of USAStar's access services. The commission tree extends as these recruited independent representatives recruit other representatives; such that a new subscription sale or renewal may result in the payment of commissions. The amount of the commission paid to the existing independent representative in connection with the sale or renewal will vary according to the level of the existing independent representative within the chain of representatives above the representative who received direct credit for the sale or renewal. As the program continues to develop and mature, the total amount of commissions paid to independent representatives per new subscriber will increase; however, USAStar believes that such total commissions will nonetheless be less than the costs for new subscriber acquisitions through traditional sales and marketing activities.

     Competition. The market for the provision of Internet access services is extremely competitive and highly fragmented. As there are no significant barriers to entry, USAStar expects that competition will intensify. USAStar believes that the primary competitive factors determining success as an Internet service provider are:

1.   A reputation for reliability and high-quality service;

2.   Effective customer support;

3.   Access speed;

4.   Pricing;

5.   Effective marketing techniques for customer acquisition;

6.   Ease of use; and

7.   Scope of geographic coverage.

     USAStar's current and prospective competitors include many large companies that have substantially greater market presence, brand name recognition and financial, technical, marketing and other resources than us. USAStar cannot assure you that it will be able to compete successfully against current or future competitors or that competitive pressures faced by it will not materially and adversely affect USAStar's business, operating results or financial condition.

     With respect to USAStar's access and business services, USAStar currently competes, or expects to compete in the foreseeable future, with the following:

1.   Direct marketing Internet service providers, such as Flashnet
     Communications;

2. Numerous regional and local Internet service providers, some of which have significant market share in their particular market area;

3. Established on-line information service providers, which provide basic Internet access as well as proprietary information not available through public Internet access, such as AOL;

4. Providers of web hosting, co-location and other Internet-based business services, including AOL, Exodus and Verio;

5. Computer hardware and software and other technology companies that provide Internet access through television cable lines, including TCI and Time Warner Cable;

6.   Electric utility companies;

7.   Communications companies;

8. Companies that provide television or telecommunications through participation in satellite systems; and

9.   Nonprofit or educational Internet access providers.


     With respect to USAStar's potential competitors, USAStar believes that manufacturers of computer hardware and software products, medial and telecommunications companies and others will continue to enter the Internet service market, which will intensify competition. In addition, as consumers and businesses increasingly move on-line in greater numbers, USAStar expects existing competitors to increase their emphasis on Internet access and electronic commerce initiatives, competitors or others to enter into business combinations, strategic alliances or joint ventures, or to bundle their services and products with Internet access, which could place USAStar at a significant competitive disadvantage.

     Moreover, USAStar expects to face competition in the future from companies that provide connections to consumers' homes, such as telecommunications providers, cable companies and electrical utility companies. For example, recent advances in technology have enabled cable television operators to offer Internet access through their cable facilities at significantly faster rates than existing analog modem speeds. Such companies could include Internet access in their basic bundle of services or offer such access for a nominal additional charge, or could deny us access to their proprietary wire and cable connections for purposes of providing Internet access services to USASTAR's customers and prospective customers. Any such developments could materially and adversely affect USASTAR's business, operating results and financial condition.

     Trademarks, License and Intellectual Property. USAStar does not hold any patents, trademarks or copyrights.

     Government Regulations. USAStar provides Internet access, in part, using telecommunications services provided by carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies. USAStar, as an Internet access provider, is not currently subject to direct economic regulation by the Federal Communications Commission or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998 the Federal Communications Commission reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Federal Telecommunications Act of 1996. As a result, USAStar is not subject to federal regulations applicable to telephone companies and similar carriers merely because USAStar provides USAStar's services using telecommunications services provided by third-party carriers. To date, no state has attempted to exercise economic regulation over Internet access providers.

     Governmental regulatory approaches and policies to Internet access providers and others that use the Internet to facilitate data and communication transmissions are continuing to develop and in the future USAStar could be exposed to regulation by the Federal Communications Commission or other federal agencies or by state regulatory agencies or bodies.

     Employees.  We currently employ 11 persons.

Management. Upon completion of the merger, the name, age, and position of each of the executive officers and directors of the surviving corporation are listed below. Our bylaws provide for a board of directors consisting of up to seven persons. The term of office of each director is one year or until his successor is elected and qualified. Executive officers are chosen by our board of directors and serve at its discretion. Biographical information for each officer and director is also provided below. There are no family relationships among our directors and officers.

Name                    Age     Position
---------------       -------   ---------------

Lowell G. Mims           37     President and director

R. Eugene Bowlds         56     Vice-President and director

Kelly Turner             38     Secretary/Treasurer and director

J. Daniel Greene         52     Chief Operating Officer


      Lowell G. Mims.   Mr. Mims was a founding member of USAStar.  He
received a bachelors degree in Theology and has practiced as a minister since 1985. He was a top income earner in several network marketing companies and has built downlines in excess of 75,000 people. From March 1996 to May 1998 he was a top income earner in a network marketing company, Destiny Telecom Inc. in Oakland, California. He also participated in Unified International Inc. in Dallas, Texas network marketing company.

      Richard Eugene Bolwds   Gene Bowlds was a founding member of USAStar.
He has extensive experience in business and has had tremendous success in taking companies public. His last five years were with Thermotilt Inc. and Thermoview Inc. as Founder and C.E.O. He has served in senior management capacities at a number of publicly traded companies. He took Thermoview Industries from less than $6 million in revenues in 1997 to over $100 million in audited revenues in 1999.

      Kelly Turner.   Mr. Turner was a founding member of USAStar.  From 1988
to the present he has served as Pastor for the United Christian Fellowship
Church.   He has 15 years of experience in the network marketing industry including being a consultant to the industry and assisting in the design of marketing plans for two network marketing companies. He built a downline in excess of 80,000 people from February 1996 to May 1998 with Destiny Telecom in Oakland, California. He founded "Inform Magazine," a publication for the network marketing industry. He also owned a retail jewelry store from 1987 until 1998.

      Daniel Greene    Mr. Greene joined USAStar as its chief operating
officer in September 2000. He will continue to serve in that capacity upon completion of the merger. From January 2000 through September 2000 he served as CEO of Changes International and from January 1998 to December 2000 he was president of Vigor Life, Inc. Both of those companies sell vitamins through a network marketing structure. From January 1995 to December 1997 he was the
sales manager of Orange Lake Country Club, a condominium project.   He
attended Georgia State in 1966-1968.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part I Exhibits.

Exhibit     Description

2.1 Agreement and Plan of Reorganization between Corvallis and USAStar, dated October 31, 2000

3.1         Resolution dated October 20, 2000 amending bylaws

27          Financial Data Schedule

(b)  Reports on Form 8-K.

      On September 1, 2000, we filed a current report on Form 8-K under Item 4 concerning the replacement of our auditor, Crouch, Bierwolf & Chisholm, with Chisholm & Associates. No financial statements were filed.

      On August 29, 2000 we filed a current report on Form 8-K under Item 5 regarding our signing of a letter of intent to merge with USAStar.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.

                           CORVALLIS, INC.
                           (Registrant)



                            /s/ Whitney O. Cluff
Date: 11/13/00        By:_________________________________
                                Whitney O. Cluff
                                President and Chief Executive Officer