Form 10QSB
period 2000-12-31
USAONESTAR NET INC
filed 2001-02-14
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For Quarter Ended: December 31, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File No. 33-18143-D

                             USAOneStar.Net, Inc.
            (Exact name of registrant as specified in its charter)


             Nevada                                    87-0449399
    (State of incorporation)            (I.R.S. Employer Identification No.)

                       1 Executive Boulevard, Suite LL1
                          Owensboro, Kentucky 42301
                                (270) 683-9090
        (Address and telephone number of principal executive offices and principal place of business)

                               Corvallis, Inc.
                             1486 South 11th East
                          Salt Lake City, Utah 84105
                          (Former name and address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of February 5, 2001, USAOneStar had a total of 15,005,000 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis.............................9

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities............................................12

Item 6:  Exhibits and Reports filed on Form 8-K..........................12

Signatures...............................................................14

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The following financial information for the six months ended December 31, 2000 and 1999 is unaudited. In the opinion of management, this financial information includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.

                             USAOneStar.Net, Inc.

                             Financial Statements

                              December 31, 2000

                             USAOneStar.Net, Inc.
                               Balance Sheets



                ASSETS
                ------                             December 31,  November 30,
                                                       2000         2000
                                                   ------------- -------------
                                                   (Unaudited)
Current Assets
  Cash and Cash Equivalents                        $          -  $         64
  Accounts Receivable (Net of Allowance of
    $31,000 & $43,500, Respectively)                     31,007        43,528
  Employee Receivable                                     1,000         1,000
  Inventory                                              16,999        16,999
  Prepaid Expenses                                          500             -
                                                   ------------- -------------

Total Current Assets                                     49,506        61,591
                                                   ------------- -------------

Property & Equipment, Net                               118,135       126,420
                                                   ------------- -------------
Other Assets
  Deposits                                                    -         1,360
                                                   ------------- -------------

    Total Assets                                   $    167,641  $    189,371
                                                   ============= =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current Liabilities
  Bank Overdrafts                                  $     10,321  $          -
  Accounts Payable                                       87,751       147,207
  Accounts Payable - Related Party                       28,966             -
  Accrued Expenses                                       25,303        26,247
  Deferred Revenue                                      416,096       356,468
  Current Portion of Long Term Liabilities               32,741        35,075
                                                   ------------- -------------

Total Current Liabilities                               601,178       564,997
                                                   ------------- -------------

Long Term Liabilities
  Notes Payable - Related Party                         481,252       423,752
  Notes Payable                                          20,000        20,000
  Lease Obligation                                       63,652        66,616
  Less: Current Portion                                 (32,741)      (35,075)
                                                   ------------- -------------

Total Long Term Liabilities                             532,163       475,293
                                                   ------------- -------------

    Total Liabilities                                 1,133,341     1,040,290
                                                   ------------- -------------
Stockholders' Equity
  Common Stock, Authorized 200,000,000 Shares of
    $.001 Par Value, Issued and Outstanding
    15,005,000 and 1,000,000, Respectively               15,005         1,000
  Additional Paid in Capital/(Discount on Stock)        (42,971)            -
  Retained Earnings(Deficit)                           (937,734)     (851,919)
                                                   ------------- -------------

Total Stockholders' Equity                             (965,700)     (850,919)
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $    167,641  $    189,371
                                                   ============= =============



                             USAOneStar.Net, Inc.
                           Statement of Operations
                                  (Unaudited


                                  For the three  For the three  For the six   For the six
                                  months ended   months ended   months ended  months ended
                                  December 31,   December 31,   December 31,  December 31,
                                  2000           1999           2000          1999
                                  -------------  -------------  ------------- -------------
Revenues                          $    124,491   $          -   $    151,537  $          -

Cost of Sales                           59,928              -         59,928             -
                                  -------------  -------------  ------------- -------------

Gross Profit                            64,563              -         91,609             -

Expenses
  Selling Expenses                      82,021              -         94,529             -
  General & Administrative             458,039              -        912,564             -
                                  -------------  -------------  ------------- -------------

    Total Expenses                     540,060              -      1,007,093             -
                                  -------------  -------------  ------------- -------------

Net Operating Loss                    (475,497)             -       (915,484)            -

Other Income(Expense)
  Interest Expense                     (22,250)             -        (22,250)            -
                                  -------------  -------------  ------------- -------------

    Total Other Income(Expense)        (22,250)             -        (22,250)            -
                                  -------------  -------------  ------------- -------------

Net Loss                          $   (497,747)  $          -   $   (937,734) $          -
                                  =============  =============  ============= =============

Net Loss Per Share                      (0.171)             -         (0.310)            -
                                  =============  =============  ============= =============
Weighted Average Shares
  Outstanding                        2,911,833              -      3,025,881             -
                                  =============  =============  ============= =============

                             USAOneStar.Net, Inc.
                            Statement of Cash Flows
                                  (unaudited)

                                                              For the six months ended
                                                                     December 31,
                                                             ---------------------------
                                                                   2000        1999
                                                             ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                                   $   (937,734) $          -
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
  Stock Issued for Services                                         1,000             -
  Depreciation & Amortization                                      30,523             -
  Bad Debt Expense                                                 31,000             -
  Increase in Receivables                                         (63,007)            -
  Increase in Inventory                                           (16,999)            -
  Increase in Prepaid Expenses                                       (500)            -
  Increase in Accounts Payable(net of acquisition)                 98,072             -
  Increase in Accrued Expenses                                     25,303             -
  Increase in Deferred Revenue                                    416,096             -
                                                             ------------- -------------

  Net Cash Provided(Used) by Operating Activities                (416,246)            -
                                                             ------------- -------------

Cash Flows from Investing Activities Purchase of Equipment       (148,658)            -
                                                             ------------- -------------

  Net Cash Provided(Used) by Investing Activities                (148,658)            -
                                                             ------------- -------------
Cash Flows from Financing Activities
  Proceeds from Debt financing                                    662,676             -
  Payments for Debt financing                                     (97,772)            -
                                                             ------------- -------------

  Net Cash Provided(Used) by Financing Activities                 564,904             -
                                                             ------------- -------------

Increase(decrease) in Cash                                              -             -
                                                             ------------- -------------

Cash and Cash Equivalents at Beginning of Period                        -             -
                                                             ------------- -------------

Cash and Cash Equivalents at End of Period                   $          -  $          -
                                                             ============= =============
Cash Paid For:
  Interest                                                   $      4,116  $          -
  Income Taxes                                               $          -  $          -


                       USAOneStar.Net, Inc.
                Notes to the Financial Statements
                        December 31, 2000

GENERAL
-------

USAOneStar.Net, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Current Report filed on the Form 8-K in December 2000.


ACQUISITION
-----------

On December 8, 2000, the Company completed an agreement and plan of reorganization between Corvallis, Inc. a public Nevada corporation and the Company a private Texas corporation. Corvallis, Inc. issued 13,500,000 shares of common stock valued at $13,500 for all of the common stock of the Company. The transaction was recorded as a reverse acquisition; therefore the Company becomes the accounting survivor.


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

      In this report references to "USAOneStar," "we," "us," and "our" refer to USAOneStar.Net, Inc.

                    FORWARD LOOKING STATEMENTS

       This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within USAOneStar' control. These factors include but are not limited to economic conditions generally and in the industries in which USAOneStar may participate; competition within USAOneStar' chosen industry, including competition from much larger competitors; technological advances and failure by USAOneStar to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

       USAOneStar, doing business as USAStar.Net, Inc., provides educational Internet services and eCommerce solutions. As part of these services we offer Internet access, web site hosting and web-based applications. We rely on a network marketing model for distribution of our products and services.

Reverse Merger Treatment

       In December of 2000 Corvallis, Inc. merged with USAOneStar.Net, Inc., a Texas corporation. Corvallis was the surviving entity following the statutory merger. As a result of the merger Corvallis acquired the business operations, products and assets of USAOneStar Texas and changed its name to USAOneStar.Net, Inc. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is USAOneStar Texas.

       The reverse merger was completed pursuant to the statutory requirements of Texas and Nevada through the exchange of 13,500,000 shares of the Corvallis common stock for all the outstanding stock of USAOneStar Texas. For tax purposes, the merger was a tax free exchange pursuant to Section 368 (a)(1)
(A) of the Internal Revenue Code. For accounting purposes, USAOneStar Texas was acquired for approximately 13.5 million shares valued at $13,500. In summary, Corvallis had no commercial operations until it merged with USAOneStar Texas in December of 2000. USAOneStar Texas had been in business only since July 21, 2000.

Results of Operations.

      Our fiscal year ends June 30th and the following discussions are based on the consolidated financial statements of Corvallis, Inc. and USAOneStar Texas for the three month and six month periods ended December 31, 2000. No comparative data for the 1999 periods can be presented since Corvallis, Inc. had no operations during fiscal years 2000 or 1999 and USAOne Star Texas did not begin operations until July of 2000.



                                 Six months              Three Months
                                 Ended December 31st     Ended December 31st
                                 2000                    2000
                                 -------------------     -------------------
Revenues                         $       151,537         $          124,491
Cost of Sales                             59,928                     59,928
Gross Profit                              91,609                     64,563
Expenses
   Selling                                94,529                     82,021
   General & Administrative              912,564                    458,039
      Total Expenses                   1,007,093                    540,060

Net Loss from Operations                (915,484)                  (475,497)

   Total Other Income (Expense)          (22,250)                   (22,250)

Net Loss                         $       937,734         $         (497,747)

Net Loss Per Share                        (0.310)                    (0.171)



      We receive revenues from the sale of Internet access, web-based applications and from continual hosting of our client's web sites. Our revenues are also related to new independent representatives joining the USAOneStar network marketing program and the corresponding growth in our customer base. Pursuant to the SEC Staff Accounting Bulletin No. 101 our revenues related to agreements for web-based applications and web site hosting are recognized ratably over the initial term of the contract. Monthly charges for Internet access are recognized when billed. We received 82.1% of our revenues for the six month period ended December 31, 2000 during our second quarter ended December 31, 2000. These revenues were primarily the result of growth in our network marketing program.

     Costs of sales consist of the cost of finished products purchased from
third-party vendors.   Cost of sales were 39.5% of revenues for the three
month period compared to 48.1% of revenues for the six month period.

     Selling expenses include independent representative commissions, marketing and customer service expenses. Selling expenses were 62.4% of revenues for the three month period compared to 65.9% for the six month period.

      General and administrative expenses include general office expense, management and employees' salaries, and other support systems for our independent representative network. These expenses were $912,564 for the six month period and $458,039 for the three month period, with 50.2% of the expenses being recorded in the second quarter. The second quarter increase in general and administrative expense was related to the launch of our website, www.usastar.net, and the accompanying increase in independent representative applications which were processed as the network marketing program grew. We anticipate these expenses will increase when, and if, we hire 5-10 employees within the next 12 months.

      We recorded net losses from operations for both time periods and recorded a $22,250 other expense related to interest expense accrued on outstanding liabilities which include equipment leases. Accordingly, we recorded a net loss for both time periods.

Seasonal Aspects

     In the network marketing industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, in our short operating history we are unsure how the industry-wide fluctuations will affect our business in the future.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through revenues and loans. For the six month period, we had no cash on hand and $167,641 in total current assets compared to $64 cash on hand and $189,371 total current assets
for the period ended November 30, 2000 from inception.   Our total current
liabilities were $601,178 for the six month period, with $416,096 allocated to deferred revenue. We recorded a net loss per share of $0.310 for the six month period

      As of November 30, 2000 our principal commitments consisted of operating leases of $1,725 per month for office space and $795 per month for living quarters for four of our employees. Future minimum lease payments totaled $58,380 through the year 2003. Future minimum principal payments on long term liabilities and computer equipment leases totaled $510,368 through 2005.

      Net cash used for operations in the six month period was $416,246 and net cash used by investing activities was $148,658. Cash flows provided by financing activities was $564,904 for the six month period, which primarily came from debt financing.

      Our future internal cash flows will be dependent on a number of factors:
      1) our ability to encourage our independent representatives to sponsor new representatives and increase their own personal use of our products and services;
      2) our ability to promote web site hosting to our customers and independent representatives;
      3)  our ability to develop successful new product lines and services;
      4)  effects of regulatory changes, if any; and
      5)  our ability to establish name brand recognition in our markets.

      Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Management believes that our cash needs for at least the next twelve months can be met by revenues and by private placements of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      If we fail to raise the necessary funds through private placements, we anticipate we will require debt financing. We have not investigated the availability, source and terms for external financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.


                   PART II:  OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

c)   Recent Sales of Unregistered Securities

     On December 13, 2001, Corvallis, Inc. issued 13,500,000 shares valued at $13,500 to Messrs. Mims, Turner and Bowlds in exchange for the 1,000,000 outstanding shares of USAOneStar.Net, Inc., a Texas corporation. Corvallis relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Part I Exhibits.

  Exhibit   Description

   2.1      Agreement and Plan of Reorganization between Corvallis and

            USAOneStar Texas, dated October 31, 2000 (Incorporated by reference to exhibit 2.1 of Form 10-Q filed on November 14, 2000.)

   3.1 Articles of Incorporation (Incorporated by reference to exhibit 4 of Form S-18 filed on November 9, 1987.)

   3.2      Articles of Merger filed December 8, 2000, as amended
           (Incorporated by reference to exhibit 3.1 of Form 8-K, filed
            January 12, 2001.)

   3.3 Bylaws (Incorporated by reference to exhibit 5 of Form S-18 filed on November 9, 1987.)

   3.4 Resolution dated October 20, 2000 amending bylaws (Incorporated by reference to exhibit 3.1 of Form 10-Q filed on November 14, 2000.)

  10.1 Agreement between Net Related, Inc. and USA Star L.L.C., dated May 15, 20000

  10.2 Agreement between Virtual City Vision, Inc. and USAOneStar.Net, Inc. dated September 18, 2000


     (b)    Reports on Form 8-K.

      On September 1, 2000, we filed a current report on Form 8-K under Item 4 concerning the replacement of our auditor, Crouch, Bierwolf & Chisholm, with Chisholm & Associates. No financial statements were filed.

      On January 12, 2001 we filed an amended current report on Form 8-K under Items 1, 2, 5 and 7 regarding the merger of Corvallis, Inc. with USAOneStar.Net, a Texas corporation. Audited financial statements for USAOneStar.Net Texas from inception on July 21, 2000 through November 30, 2000 were filed along with unaudited pro forma financial statements for the period ended November 30, 2000 which were presented as if the merger had occurred on July 21, 2000.

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                       USAOneStar.Net, Inc.



                                 /s/ Lowell Mimms
Date: Feb. 13, 2001         By:_______________________________________
                                   Lowell G.  Mims
                                   President and Director


                                  /s/ Kelly Turner
Date: Feb. 13, 2001         By: ______________________________________
                                   Kelly Turner
                                   Secretary/Treasurer and Director