Form 10QSB
period 2001-03-31
USAONESTAR NET INC
filed 2001-05-15
CIK 824851

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2001

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

     As of April 30, 2001, the registrant had a total of 15,005,000 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The following financial information for the nine months ended March 31, 2001 and 2000 is unaudited. In the opinion of management, this financial information includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended March 31, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                             USAOneStar.Net, Inc.

                             Financial Statements

                                March 31, 2001

                             USAOneStar.Net, Inc.
                                Balance Sheets



                                    ASSETS

                                                   March 31,      November 30,
                                                     2001            2000
                                                 --------------- -------------
                                                   (Unaudited)
Current Assets
  Cash and Cash Equivalents                      $            -  $         64
  Accounts Receivable (Net of Allowance of
    $19,572 & $43,500, Respectively)                     26,151        43,528
  Employee Receivable                                     1,000         1,000
  Inventory                                              16,999        16,999
                                                 --------------- -------------

Total Current Assets                                     44,150        61,591
                                                 --------------- -------------

Property & Equipment, Net                               106,198       126,420
                                                 --------------- -------------
Other Assets
  Deposits                                                    -         1,360
                                                 --------------- -------------

    Total Assets                                 $      150,348  $    189,371
                                                 =============== =============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Overdrafts                                $       10,742  $          -
  Accounts Payable                                       99,273       147,207
  Accounts Payable - Related Party                       28,966             -
  Accrued Expenses                                       51,154        26,247
  Deferred Revenue                                      319,251       356,468
  Current Portion of Long Term Liabilities               32,741        35,075
                                                 --------------- -------------

Total Current Liabilities                               542,127       564,997
                                                 --------------- -------------
Long Term Liabilities
  Notes Payable - Related Party                         581,252       423,752
  Notes Payable                                               -        20,000
  Lease Obligation                                       63,652        66,616
  Less: Current Portion                                 (32,741)      (35,075)
                                                 --------------- -------------

Total Long Term Liabilities                             612,163       475,293
                                                 --------------- -------------

    Total Liabilities                                 1,154,290     1,040,290
                                                 --------------- -------------

Stockholders' Equity
  Common Stock, Authorized 200,000,000 Shares
   of $.001 Par Value, Issued and Outstanding
   15,005,000 and 1,000,000, Respectively                15,005         1,000
  Additional Paid in Capital/(Discount on Stock)        (42,971)            -
  Retained Earnings(Deficit)                           (975,976)     (851,919)
                                                 --------------- -------------

Total Stockholders' Equity                           (1,003,942)     (850,919)
                                                 --------------- -------------

    Total Liabilities and Stockholders' Equity   $      150,348  $    189,371
                                                 =============== =============


                             USAOneStar.Net, Inc.
                           Statement of Operations
                                 (Unaudited)


                               For the three For the three For the nine  For the nine
                               months ended  months ended  months ended  months ended
                               March 31,     March 31,     March 31,     March 31,
                               2001          2000          2001          2000
                               ------------- ------------- ------------- -------------
Revenues                       $    154,706  $          -  $    306,243  $          -

Cost of Sales                        11,488             -        71,416             -
                               ------------- ------------- ------------- -------------

Gross Profit                        143,218             -       234,827             -

Expenses
  Selling Expenses                   27,860             -       122,389             -
  General & Administrative1          34,080             -     1,046,644             -
                               ------------- ------------- ------------- -------------

    Total Expenses                  161,940             -     1,169,033             -
                               ------------- ------------- ------------- -------------

Net Operating Loss                  (18,722)            -      (934,206)            -

Other Income(Expense)
  Interest Expense                  (19,520)            -       (41,770)            -
                               ------------- ------------- ------------- -------------

    Total Other Income(Expense)     (19,520)            -       (41,770)            -
                               ------------- ------------- ------------- -------------

Net Income (Loss)              $    (38,242) $          -  $   (975,976) $          -
                               ============= ============= ============= =============

Net Loss Per Share             $      (0.00) $          -  $      (0.13) $          -
                               ============= ============= ============= =============
Weighted Average Shares
 Outstanding                     15,005,000             -     7,355,683             -
                               ============= ============= ============= =============





                             USAOneStar.Net, Inc.
                           Statement of Cash Flows
                                 (unaudited)

                                                        For the nine months ended
                                                                 March 31,
                                                             2001          2000
                                                      -------------- -------------
Cash Flows from Operating Activities

  Net Loss                                            $    (975,976) $          -
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
  Stock Issued for Services                                   1,000             -
  Depreciation & Amortization                                42,460             -
  Bad Debt Expense                                           19,572             -
  Increase in Receivables                                   (46,723)            -
  Increase in Inventory                                     (16,999)            -
  Increase in Accounts Payable(net of acquisition)          110,015             -
  Increase in Accrued Expenses                               51,154             -
  Increase in Deferred Revenue                              319,251             -
                                                      -------------- -------------

  Net Cash Provided(Used) by Operating Activities          (496,246)            -
                                                      -------------- -------------

Cash Flows from Investing Activities
  Purchase of Equipment                                    (148,658)            -
                                                      -------------- -------------

  Net Cash Provided(Used) by Investing Activities          (148,658)            -
                                                      -------------- -------------
Cash Flows from Financing Activities
  Proceeds from Debt financing                              742,676             -
  Payments for Debt financing                               (97,772)            -
                                                      -------------- -------------

  Net Cash Provided(Used) by Financing Activities           644,904             -
                                                      -------------- -------------

Increase (Decrease) in Cash                                       -             -
                                                      -------------- -------------
Cash and Cash Equivalents at Beginning of Period                  -             -
                                                      -------------- -------------
Cash and Cash Equivalents at End of Period            $           -  $          -
                                                      ============== =============

Cash Paid For:
  Interest                                            $      12,011  $          -
  Income Taxes                                        $           -  $          -





                             USAOneStar.Net, Inc.
                      Notes to the Financial Statements
                                March 31, 2001



GENERAL
-------

USAOneStar.Net, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Current Report filed on the Form 8-K in December 2000.

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

      In this report references to "USAStar," "we," "us," and "our" refer to USAOneStar.Net, Inc.

                          FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within USAStar's control. These factors include but are not limited to economic conditions generally and in the industries in which USAStar may participate; competition within USAStar's chosen industry, including competition from much larger competitors; technological advances and failure by USAStar to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS


     USAStar, doing business as USAStar.Net, Inc., provides educational Internet services and eCommerce solutions. As part of these services we offer Internet access, web site hosting and web-based applications. We employ a network marketing system to sell our products to customers and independent distributors, and we rely on our distributors to sponsor new distributors.

Reverse Merger Treatment

     In December 2000 Corvallis, Inc. merged with USAOneStar.Net, Inc., a Texas corporation ("USAStar Texas"), with Corvallis as the surviving entity following the statutory merger. As a result of the merger, Corvallis acquired the business operations, products and assets of USAStar Texas and changed its name to USAOneStar.Net, Inc. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is USAStar Texas.

      The reverse merger was completed pursuant to the statutory requirements of Texas and Nevada through the exchange of 13,500,000 shares of the Corvallis common stock for all the outstanding stock of USAStar Texas. For tax purposes, the merger was a tax free exchange pursuant to Section 368 (a)(1)
(A) of the Internal Revenue Code. For accounting purposes, USAStar Texas was acquired for approximately 13.5 million shares valued at $13,500. In summary, Corvallis had no commercial operations until it merged with USAStar Texas in December of 2000 and USAStar Texas had been in business only since July 21, 2000.

Results of Operations.

     Our fiscal year ends June 30th and the following discussions are based on the consolidated financial statements of Corvallis, Inc. and USAStar Texas for the three month and nine month periods ended March 31, 2001. No comparative data for the 2000 periods can be presented because Corvallis had no operations during fiscal years 2000 and 1999 and USAOne Star Texas did not begin operations until July of 2000.

                                            Three months       Nine months
                                            Ended March 31,    Ended March 31,
                                            2001               2000
                                            ----------------   --------------
Revenues                                    $       154,706    $     306,243
Cost of sales                                        11,488           71,416
                                            ----------------   --------------
Gross profit                                        143,218          234,827

Expenses
   Selling                                           27,860          122,389
   General & administrative                         134,080        1,046,644
                                            ----------------   --------------
       Total expenses                               161,940        1,169,033

Net loss from operations                            (18,722)        (934,206)

       Total other income (expense)                 (19,520)         (41,770)

Net loss                                    $       (38,242)   $    (975,976)

Net loss per share                                     0.00            (0.13)

     We receive revenues from the sale of Internet access, web-based applications and from continual hosting of our client's web sites. Our revenues are also related to new independent representatives joining the USAStar network marketing program and the corresponding growth in our customer base. Pursuant to the SEC Staff Accounting Bulletin No. 101 our revenues related to agreements for web-based applications and web site hosting are recognized ratably over the initial term of the contract. Monthly charges for Internet access are recognized when billed. Revenues for the third quarter ended March 31, 2001 increased $30,215 compared to the revenues for the second quarter ended December 31, 2000. Our revenues have increased each quarter since our inception in July 2000.

     Cost of sales consist of the cost of finished products purchased from third-party vendors. Cost of sales were 7.4% of revenues for the third quarter compared to 23.3% of revenues for the nine month period ended March 31, 2001. We recorded $59,928 of the nine month period cost of sales during the second quarter and these costs were related to the purchase of finished products required to launch our network marketing program. The decrease in cost of sales during the third quarter resulted in an increase in gross profit of $78,655 for that third quarter compared to the second quarter.

     Selling expenses include independent representative commissions, marketing and customer service expenses. Selling expenses decreased $54,161 in the third quarter compared to the second quarter. The higher selling expenses in the second quarter were related to growth in our network marketing program.

     General and administrative expenses include general office expense, management and employee's salaries, and other support systems for our independent representative network. These expenses decreased $323,959 in the third quarter compared to the second quarter and exceeded revenues by $740,401 for the nine month period. The higher second quarter general and administrative expense were related to the launch of our web site, www.usastar.net, and the accompanying increase in independent representative applications which were processed as the network marketing program grew.

     Our net loss was $38,242 for the third quarter compared to $497,747 for the second quarter. For the nine month period we have recorded a $0.13 loss per share.

Seasonal Aspects

     In the network marketing industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, in our short operating history we are unsure how the industry-wide fluctuations will affect our business in the future.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through revenues and loans. For the nine month period ended March 31, 2001 we had no cash on hand and $150,348 in total current assets compared to $64 cash on hand and $189,371 total current assets for the six month period ended November 30, 2000, the period prior to the merger with Corvallis. Our total current liabilities were $542,127 for the nine month period, with $319,251 allocated to deferred revenue compared to total current liabilities of $564,997, with $356,468 allocated to deferred revenue, for the period ended November 30, 2000.

     As of November 30, 2000 our principal commitments consisted of operating leases of $1,725 per month for office space and $795 per month for living quarters for four of our employees. Future minimum lease payments totaled $58,380 through the year 2003. Future minimum principal payments on long term liabilities and computer equipment leases totaled $510,368 through 2005.

     Net cash used for operations in the nine month period was $496,246 and net cash used by investing activities was $148,658. Cash flows provided by financing activities was $664,904 for the nine month period, which primarily came from debt financing.

     Our future cash flows will be dependent on a number of factors, including:
     . Our ability to encourage our independent representatives to sponsor new representatives and increase their own personal use of our products and services;
     . Our ability to promote web site hosting to our customers and independent representatives;
     .    Our ability to develop successful new product lines and services;
     .    Effects of regulatory changes, if any; and
     .    Our ability to establish name brand recognition in our markets.

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

     In anticipation of a private offering, we have entered into an exclusive placement agent agreement with WestPark Capital, Inc., an investment banking firm located in Los Angeles, California. This agreement has a term of twelve months, expiring in January 2002, or upon completion of an offering, which ever occurs first. The agreement provides for automatic renewal for three month periods and may be terminated with thirty (30) days written notice to terminate prior to renewal. We are not obligated to pay any fees under the agreement until we have completed an offering.

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


                         PART II:  OTHER INFORMATION

ITEM 5: OTHER INFORMATION

     In May 2001 USAStar entered into an agents agreement with Palladium Communications under which we will act as a non-exclusive independent marketing agent for Palladium's services and products. Palladium provides business and residential customers with local telephone services at lower prices than local exchange carriers, such as Regional Bell Operating Companies, GTE, etc. This agreement will allow our independent representatives to offer local dial tone, Internet, flat-rate wireless and flat-rate long-distance services to homeowners and small- to mid-sized businesses throughout the 48 contiguous United States at reduced prices.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit  Description

2.1 Agreement and Plan of Reorganization between Corvallis and USAStar Texas, dated October 31, 2000 (Incorporated by reference to exhibit
         2.1 of Form 10-Q filed on November 14, 2000.)

3.1 Articles of Incorporation (Incorporated by reference to exhibit 4 of Form S-18 filed on November 9, 1987.)

3.2 Articles of Merger filed December 8, 2000, as amended (Incorporated by reference to exhibit 3.1 of Form 8-K, filed January 12, 2001.)

3.3 Bylaws (Incorporated by reference to exhibit 5 of Form S-18 filed on November 9, 1987.)

3.4 Resolution dated October 20, 2000 amending bylaws (Incorporated by reference to exhibit 3.1 of Form 10-Q filed on November 14, 2000.)

10.1 Agreement between Net Related, Inc. and USA Star L.L.C., dated May 15, 2000. (Incorporated by reference to exhibit 10.1 of Form 10-Q filed on February 14, 2001.)

10.2 Agreement between Virtual City Vision, Inc. and USAOneStar.Net, Inc. dated September 18, 2000. (Incorporated by reference to exhibit 10.2 of Form 10-Q filed on February 14, 2001.)

(b)  Reports on Form 8-K.

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


                                   USAOneStar.Net, Inc.

                            /s/ Kelly Turner
Date: May 14, 2001     By:_______________________________________
                                Kelly Turner
                                Secretary/Treasurer and Director