Form 10KSB
period 2001-06-30
USAONESTAR NET INC
filed 2001-09-27
CIK 824851

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended June 30, 2001

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

                        416 W.  Mohammed Ali Boulevard
                          Louisville, Kentucky 40202
                                (502) 585-6364
        (Address and telephone number of principal executive offices and principal place of business)


                       1 Executive Boulevard, Suite LL1
                          Owensboro, Kentucky 42301
                               (Former address)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Registrants revenues for its most recent fiscal year: $459,298

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $4,080,200; computed with reference to the price at which stock was sold in the over-the-counter market on September 20, 2001.

As of September 20, 2001, the Registrant had 16,000,000 outstanding shares of its common stock, par value $ 0.001.

Documents incorporated by reference: None

                              TABLE OF CONTENTS

Item Number and Caption                                              Page No.
-----------------------                                              --------

PART 1
------

1.  Description of Business................................................3

2.  Description of Property................................................8

3.  Legal Proceedings......................................................8

4.  Submission of Matters to a Vote of Security Holders....................9

PART II
-------

5.  Market for Common Equity and Related Stockholder Matters...............9

6.  Management's Discussion and Analysis..................................10

7.  Financial Statements..................................................13

8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................13

PART III
--------

9. Directors, Executive Officers and Section 16(a) Compliance.............14

10. Executive Compensation................................................15

11. Security Ownership of Certain Beneficial Owners and Management........15

12. Certain Relationships and Related Transactions........................16

13. Exhibits and Reports on Form 8-K......................................17

                                    PART I

In this report references to "USAOneStar," "we," "us," and "our" refer to USAOneStar.Net, Inc.

                          FORWARD LOOKING STATEMENTS

      This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within USAOneStar's control. These factors include but are not limited to economic conditions generally and in the industries in which USAOneStar may participate; competition within USAOneStar's chosen industry, including competition from much larger competitors; technological advances and failure by USAOneStar to successfully develop business relationships.


                         ITEM 1.  DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

      We were incorporated in the state of Nevada on September 28, 1987 as Corvallis, Inc. Corvallis was formed to seek business opportunities. On October 31, 2000, Corvallis and USAStarOne.Net, Inc., a Texas corporation ("USAStar Texas") entered into an Agreement and Plan of Reorganization by which Corvallis merged with USAStar Texas through a stock-for-stock exchange intended to qualify as a tax-free exchange under Section 368(a)(1)(B) of the Internal Revenue Code, as amended. USAStar Texas was incorporated on July 21, 2000, as an Internet service provider using a network marketing structure for distribution of its services.

      Pursuant to the merger agreement, Corvallis issued 13,500,000 shares valued at $13,500 in a stock-for-stock exchange for the 1,000,000 outstanding shares of common stock of USAStar Texas. Prior to the merger, Corvallis had 1,505,000 shares outstanding and after the merger USAOneStar had 15,005,000 shares outstanding. The shareholders of USAStar Texas, acquired 89.9% of our outstanding common shares. As a result of the merger, Corvallis acquired the business operations, products and assets of USAStar Texas, Corvallis was the surviving entity of the merger, changed its name to USAOneStar.Net, Inc. ("USAOneStar") and the merger was completed on December 8, 2000.

      On August 31, 2001, USAOneStar and Palladium Communications, Inc., a Kentucky corporation ("Palladium Kentucky"), entered into an Agreement and Plan of Reorganization by which USAOneStar expects to acquire Palladium Kentucky as a wholly owned subsidiary through a stock-for-stock exchange intended to qualify as a tax-free exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Palladium Kentucky was incorporated in April 23, 1998, to sell telecommunications services.

      Pursuant to the agreement, USAOneStar will issue 183,000,000 common shares valued at approximately $73,200,000 to the shareholders of Palladium Kentucky in exchange for approximately 6,500 issued and outstanding shares of Palladium Kentucky, which represent 100% of that company's issued and outstanding shares. Upon completion of the share exchange, Palladium Kentucky's shareholders will hold approximately 92% of the 199,000,000 shares of our outstanding common stock. We are in the process of performing the necessary steps to complete the share exchange and expect to complete the acquisition within the next 60 days.

BUSINESS

      Our business and results of operations during the 2001 fiscal year, which relate to the financial statements included in this annual report, were the operations of USAOneStar, only, doing business as USAStar.Net.Inc. Our recent acquisition of Palladium Kentucky has resulted in an expansion of our business operations and a change of management (See, "Part III, Item 9:
Directors, Executive Officers and Section 16(a) Compliance," below). As a result, we now offer telecommunication services in addition to Internet access. The following discussion provides a description of our services, products and business operations after the acquisition of Palladium.

      We offer telecommunications services and Internet access to small to mid-sized businesses, families and individuals. We rely on commissioned sales persons and a network marketing structure to sell our products to customers and independent representatives, and we rely on our independent representatives to sponsor new representatives. (See, "Network Marketing," below). We instituted our network marketing program in July 2000 as an approach within the Internet service provider industry to rapidly expand our subscriber base.

      Palladium Kentucky entered the telecommunications market in 1998 to capitalize upon the competitive opportunities which resulted from Congressional passage of the Telecommunications Act of 1996. The Telecommunications Act of 1996 required incumbent local exchange carriers ("incumbent carriers"), such as the Regional Bell operating companies and GTE, to co-operate in opening up their local telephone markets to competition, as a "quid pro quo" for gaining access to the long-distance telephone markets. In order to accomplish this, the incumbent carriers now allow competitive local exchange carriers ("local carriers") to resell local dial-tone telephone service using the incumbent carriers' long distance transmission lines. The local carrier provides customer service and billing functions, using their own switches and fiber optic networks in most areas. We enter into agent agreements with various local carriers and, in so doing, are able to offer our customers cost savings without having to invest in expensive equipment or infrastructure.

Services and Products

      Telecommunications Services:   We provide local dial-tone, unlimited
flat-rate long distance and wireless service, cellular services, data services, voice messaging, and calling cards. Customers are able to switch from incumbent carriers to our service in a generally seamless manner, maintaining their same phone numbers, phone lines, services, etc. They are simply re-billed from our office rather than by the incumbent or local carrier. In the local dial-tone arena, we can offer savings to business customers of approximately 10% or more when compared with what the business is charged by their local or incumbent carrier.

      Internet Service Provider:   We provide dial-up and direct service link
service to the Internet. We provide two types of domain hosting: One where the user is provided a personal domain and URL with up to 25 megabytes of storage, and the second type with shopping cart software plus 50 megabytes of storage.

      Interactive Educational Software:   Each of our Internet service dial-up
or direct service link customers receives a CD-ROM-based interactive educational software package, which is designed to provide these customers with the necessary tools to access the Internet. It includes educational programs ranging from basic "point-and-click" techniques to the development of web sites, along with lessons involving computer and Internet fundamentals, the Windows operating system, word processing, spreadsheets, web site development, etc.

Product Development

      During fiscal year 2001 we recorded research and development expenses of $175,000 for programming and software development used for establishment of our network marketing program and production of our educational CD ROM.

Distribution

      We rely on approximately 43 commissioned sales persons and approximately 1,700 independent representatives to offer our services to individuals, families and businesses. We also rely on our independent representatives to sponsor new representatives.

      In the telecommunications area, we do not rely upon any single local carrier to supply services to our customers. Instead, in most markets we enter into agent agreements with multiple local carriers when there are multiple providers of local dial-tone service. This concept of representing multiple suppliers to and for the benefit of a customer is a unique aspect of our business plan. Our contracts with local carriers also prevent such local carriers from offering local dial-tone service at a lower price than is charged by USAOneStar. Thus, a customer cannot go directly to the local carrier and get a "better deal".

      We have agent agreements with an array of telecommunication providers. Our agreements with providers, such as, Adelphia Communications Corporation (formerly Hyperion Communications), USLEC, NewSouth, Access Point, NuVox and Talk America allow us to provide local dial-tone service. We offer long distance service through agreements with TNCI, OPEX, and AMI through partnership agreements with Qwest, Sprint, Cable & Wireless and AT&T. Other agreements with telecommunications providers, including Verizon, AT&T, Powertel, etc., allow us to provide cellular service. Other providers permit us to offer data services, voice messaging, calling cards and Internet service. These agent agreements give us the means to offer savings to customers in approximately 125 cities in 33 states.

      We rely on the physical infrastructure of the local carrier or incumbent carrier. Many of the local carriers use their own fiber optic cable as opposed to the copper cable which most incumbent carriers still use. A fiber optic infrastructure improves quality of service and reduces the potential for a customer's loss of service. If a fiber optic cable is cut, the signal is immediately re-routed in micro-seconds along an alternative path, and the customer is likely unaware that anything has gone wrong. With copper cable, a cut in the line eliminates service for up to several hours.

      As a Internet service provider we purchase access service from other Internet access vendors, such as Net Related, Inc. and Virtual City Vision, Inc. (See, "Major Providers," below.) Internet access services allow Internet service providers to interconnect business and consumer users to the Internet's resources. These vendors either operate their own proprietary network infrastructure or purchase access service from a wholesale access vendor. Access services vary from dial-up modem access for individuals and small businesses to high-speed dedicated transmission lines for broadband access by large organizations.

Network Marketing

      We rely on our network marketing program, called USAStar.Net, Inc. ("USAStar.Net"), to establish and expand our network of independent representatives. Generally, an individual or business entity may become an independent representative by completing an application and purchasing a business building starter kit. The kit includes marketing materials, policies and training materials for business building. In general, each independent representative is paid a commission for signing up new customers for our services and is paid residual commissions as those customers renew their subscriptions. Independent representatives are independent contractors; not our employees.

      We believe that network marketing assists in lowering our cost of customer acquisition, reducing variable technical support costs by utilizing independent representatives to aid in the set-up and maintenance of new customers and reducing customer turnover as the result of the customer's loyalty to his or her independent representative. As of September 15, 2001, we had approximately 1,700 independent representatives who we encourage to sponsor between 3-10 new subscribers.

      The basic structure of our network marketing is:

      Agent/Silver Star.   An agent has the right to sell Internet access and
telecommunications services and sponsor other agents. Services and products include dial-tone, unlimited flat-rate long distance and wireless service, cellular services, replicating web sites with a separate URL; a virtual domain at USAStar.Net; an online control panel for customer management; billing and back up customer support; full back office support; and access to company sponsored training.

      Internet Service Provider/ Gold Star. An Internet Service Provider ("ISP") has the right to sell Internet access and domain hosting. Services and products include: online control panel for customer management; billing and back up customer support; set up, registration, and one year of domain hosting for a personal domain with a separate URL; and access to company sponsored training.

      Internet Service Provider/Platinum Star. This type of independent representative has the right to sponsor Agents, ISP's and ISP Agents. Services and products include all of those provided by an Agent and ISP.

      The USAStar.Net business opportunity is particularly well suited for individuals who possess strong sales skills and are motivated by the prospect of supplementing their sources of income under a flexible work schedule. The commission structure of the USAStar.Net business also creates incentives for independent representatives to recruit other independent representatives to the program. For each sale of a telecommunication service or Internet access service subscription to a new customer made by an independent representative who has been recruited to the program by an existing independent representative, and for each renewal of that subscription, a commission is paid to the existing independent representative in addition to the commission paid to the independent representative who was responsible for the new subscription or renewal.

      Additional commissions are paid to on existing independent representative as independent representatives that were recruited into the program by that independent representative recruit other independent representatives who, in turn, effect sales or renewals of services. The commission tree grows as these recruited independent representatives recruit other representatives. The amount of the commission paid to an existing independent representative in connection with the sale or renewal will vary according to the level of the existing independent representative within the chain of representatives above the representative who received direct credit for the sale or renewal. As the program continues to develop and mature, the total amount of commissions paid to independent representatives per new subscriber will increase; however, we believe that such total commissions will nonetheless be less than the costs for new subscriber acquisitions through traditional sales and marketing activities.

Market

      Our current market focus is small- to mid-sized businesses, families and individuals. Our telecommunications services are primarily focused in the state of Kentucky; however, management anticipates geographic expansion into other market areas, such as the Southeastern and Mid-Atlantic states.
Internet access services are not limited to any geographic area and have the potential to be worldwide.

Competition

      The market for the provision of telecommunications services is extremely competitive. We compete against incumbent carriers such as the "baby Bell" companies, local carriers, other telecommunications agents, and numerous regional and local Internet service providers. Our current and prospective competitors include many large companies that have substantially greater market presence, brand name recognition and financial, technical, marketing and other resources than we have. We cannot assure you that it will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially and adversely affect our results or financial condition.

      We believe that the primary competitive factors determining success as a telecommunications provider and Internet service provider are:

      1.      A reputation for reliability and high-quality service;
      2.      Effective customer support;
      3.      Access speed;
      4.      Pricing;
      5.      Effective marketing techniques for customer acquisition;
      6.      Ease of use; and
      7.      Scope of geographic coverage.

      With respect to our potential competitors, we believe that changes in regulations will foster competition in the telecommunications market (See, "Government Regulation," below). In addition, we expect to face competition in the future from companies that provide connections to consumers' homes, such as cable companies and electrical utility companies. For example, recent advances in technology have enabled cable television operators to offer Internet access through their cable facilities at significantly faster rates than existing analog modem speeds. Such companies could include Internet access or telecommunications services in their basic bundle of services or offer such access for a nominal additional charge, or could deny us access to their proprietary wire and cable connections for purposes of providing our services for our customers and prospective customers. Any such developments could materially and adversely affect our business, operating results and financial condition.

      Network Marketing Companies. We also compete for independent representatives with other direct selling organizations, many of which have a longer operating history and higher visibility, name recognition, and financial resources. The dominant network marketing companies in our existing markets are Amway Corporation and NuSkin International, Inc. We compete for new independent representatives on the strength of our product line, compensation plan and management strength. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years.

Major Providers

      We are substantially reliant upon the following service providers for the services and products that we offer to the public and the loss of any one of these providers would have a material adverse effect upon our operations. The terms of our agreements with them are described below.

      Adelphia Agreement.   On October 14, 1997, Palladium's predecessor,
UniVersal Communications LLC entered into an Sales Agent Agreement for local dial-tone service with Hyperion Telecommunications, Inc., now known as Adelphia Communications Corporation. Pursuant to the agreement, we have the non-exclusive right to offer Adelphia's telecommunication services to the public in several states. We may negotiate sales, take orders, analyze and design the customers proposals and coordinate with Adelphia as needed. Adelphia installs and implements the services, invoices the customer and collects payments and we receive a commission on all collected payments. The agreement renews for one year automatically after the initial two year term. Either party may terminate the agreement by written notice within 30 days of the renewal date. Otherwise the agreement may be terminated for failure to perform according to its terms, or if either party becomes insolvent or losses authority to operate its business.

      Net Related Agreement. On May 15, 2000, USAOneStar's predecessor, USA Star LLC, entered into a Service Agreement with Net Related, Inc. Net Related created our interactive educational CD ROM with master dialer and browser software, and provides billing services, e-mail services, technical support, customer support and hosting services to each of our Internet subscribers. We paid Net Related a $7,000 set up fee and agreed to pay $11.10 per subscriber account, committing to pay for up to 50,000 subscriber accounts on a sliding scale over a twelve month period. The initial term of the agreement was for a two year period and it automatically renews for one year terms. Either party may terminate the agreement 30 days prior to the end of a term or a party may terminate the agreement for default by the other party.

      Virtual City Agreement.   On September 18, 2000, USAOneStar entered into
a Technology Services and Software License Agreement with Virtual City Vision, Inc. The agreement became effective on July 1, 2000, and was amended on December 1, 2000. Under the agreement Virtual City granted USAOneStar the right to use its network marketing company back office software. Virtual City installs, maintains and supports the software and provides telecom bandwidth up to the equivalent of a T-1. This agreement renews automatically for a one year term after the initial 18 month term.
This agreement may be terminated with or without cause by either party with a 90 day written notice.

Trademarks, License and Intellectual Property

      We do not hold any patents, trademarks or copyrights. As an agent of telecommunication service providers we are not subject to licensure.

Government Regulations

      The Federal Communications Commission ("FCC") regulates rates and other aspects of incumbent and local carriers' provision of interstate telecommunications services. State regulatory commissions have jurisdiction over incumbent and local carriers' provision of intrastate telecommunications services on their networks. As an agent for local carriers we are not currently subject to direct regulation by the Federal Communications Commission or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally.

      In April 1998 the Federal Communications Commission reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Federal Telecommunications Act of 1996. As a result, we are not subject to federal regulations applicable to telephone companies and similar carriers merely because we provide Internet services using telecommunications services provided by third-party carriers. To date, no state has attempted to exercise economic regulation over Internet access providers.

      Governmental regulatory approaches and policies for agents of telecommunication services are continuing to develop and in the future we may be exposed to regulation by the FCC or other federal agencies or by state regulatory agencies or bodies.

Employees

      We currently have 12 full time employees and one part time employee. Our employees are not presently covered by any collective bargaining agreement. We believe that our relations with our employees are good, and we have not experienced any work stoppages.


                       ITEM 2.  DESCRIPTION OF PROPERTY

      Our principal executive offices are located in downtown Louisville, Kentucky, where we occupy office space in the Kentucky Towers, which has recently been renovated. We lease the property for approximately $2,136 a month on a month-to-month basis without a formal written lease agreement. We also lease office space in the Executive Inn Rivermont in Owensboro, Kentucky. This office is located in a ten acre commercial complex with retail stores, office space, and entertainment facilities. We conduct operations for the USAStar.Net marketing program from the Owensboro office. The monthly rent is approximately $860 per month and the lease expires May 31, 2003.


                          ITEM 3.  LEGAL PROCEEDINGS

      We are not a party to any proceeding or threatened proceedings as of the date of this filing.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

      We have not submitted a matter to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                   PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

      Our shares of common stock are traded on the NASD OTC Bulletin Board under the symbol "USAS." There is currently a very limited trading market for our shares of common stock and we cannot ensure that an active market will develop. The following table sets forth, for the respective periods indicated, the high and low bid prices of our common stock in the over-the-counter market for the two most recent fiscal years. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

      Fiscal Quarter Ended               High Bid    Low Bid
      --------------------               ---------   -------

      September 30, 1999                 $  3.00     $  2.25
      December 31, 1999                     2.38        2.13
      March 31, 2000                        7.00        2.63
      June 30, 2000                         5.88        3.00

      September 30, 2000                 $  5.00     $  4.00
      December 31, 2000                     3.25        1.25
      March 31, 2001                        3.63        1.31
      June 30, 2001                         2.25        0.59

      Our shares will be subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Securities and Exchange Commission ("SEC"); authorized for quotation from the NASDAQ stock market; issued by a registered
investment company; excluded from the definition on the basis of price   at
least $5.00 per share   or the issuer's net tangible assets.  If our shares
are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

      For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability to shareholders to sell their shares.

Holders

      As of September 20, 2001, we had approximately 379 stockholders of record holding 16,000,000 common shares.

Dividends

      We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business. In addition, it is anticipated that the terms of future debt and/or equity financing may restrict the payment of cash dividends. Therefore, the payment of any cash dividends on the common stock is unlikely. However, payment of future dividends will be determined from time to time by our board of directors, based upon our future earnings, financial condition, capital requirements and other factors. We are not presently subject to any restriction on our present or future liability to pay any dividends.

RECENT SALE OF UNREGISTERED SECURITIES

      The following discussion describes all securities sold by us within the past three years without registration:

      On December 8, 2000, we issued 13,500,000 common shares valued at $13,500 to Lowell G. Mims, Kelly Turner and Richard E. Bowlds in exchange for the 1,000,000 shares of USAStar Texas they each held. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On June 29, 2001, our Board authorized the issuance of an aggregate of 310,000 common shares for services valued at approximately $257,300. Of these shares West Park Holdings, LLC received 250,000 shares for advisory services valued at approximately $207,500; 50,000 shares were issued to Video Plus, Inc. for printing and video duplication services valued at approximately $41,500; and Hand Arendall, LLC received 10,000 shares for legal services
valued at approximately $8,300.   We relied on an exemption from registration
for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

     On August 31, 2001, our Board authorized the issuance of an aggregate of 183,000,000 common shares valued at approximately $73,200,000 to the twenty-five shareholders of Palladium Kentucky in exchange for approximately 6,500 shares of Palladium Kentucky common stock outstanding. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

REGISTERED SHARES

     On August 7, 2001, USAOneStar filed a registration statement on Form S-8 (Registration File No. 333-67016) which became effective immediately upon filing with the SEC. We registered 685,000 common shares with an estimated aggregate offering price of $315,100. The shares were issued pursuant to certain consultant agreements with five individuals.



                ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     As a result of a merger completed in December 2000, we have evolved from a development stage company with no operations or revenues into a Internet service provider with net revenues of $459,298. However, we have a short operating history and have recorded net operating losses of $1,010,044 for the 2001 fiscal year. Our independent auditors have expressed an opinion that we are dependent on financing to continue our operations. Management believes our acquisition of Palladium Kentucky will provide revenues which will move us toward profitability.

Reverse Merger Treatment

      In December 2000 Corvallis, Inc. merged with USAStar Texas, with Corvallis as the surviving entity. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor is USAStar Texas. The reverse merger was completed by the exchange of 13,500,000 shares of the Corvallis common stock for all the outstanding stock of USAStar Texas. For tax purposes, the merger was a tax free exchange pursuant to Section 368 (a)(1)(B) of the Internal Revenue Code, as amended. For accounting purposes, USAStar Texas was acquired for approximately 13.5 million shares valued at $13,500. The merger was accounted for under the purchase method of accounting using generally accepted accounting principles. This means that USAStar Texas' results of operations are included with Corvallis' from the closing date and its consolidated assets and liabilities will be recorded at their fair values at the same date.

Palladium Acquisition

      On August 31, 2001, USAOneStar and Palladium Kentucky entered into an Agreement and Plan of Reorganization by which USAOneStar will acquire Palladium Kentucky's common shares through a stock-for-stock exchange intended to qualify as a tax-free exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. USAOneStar intends to exchange 183 million common shares, valued at approximately $73.2 million, for approximately 6,500 shares of Palladium Kentucky common stock. The acquisition will be accounted for under the purchase method of accounting using generally accepted accounting principles. This means that Palladium Kentucky's results of operation will be included with ours from the closing date and its consolidated assets and liabilities will be recorded at their fair values at the same date. Management expects to complete the acquisition within the next 60 days.

RESULTS OF OPERATIONS

      Our fiscal year ends June 30th and the following discussions are based on the consolidated financial statements of Corvallis, Inc. and USAStar Texas from inception of USAStar Texas on July 21, 2000, through June 30, 2001. No comparative data for the 2000 fiscal year periods can be presented because Corvallis had no operations during fiscal year 2000.

      We received revenues from the sale of Internet access, web-based applications and from continual hosting of our client's web sites. Our revenues are also related to new independent representatives joining the USAStar.Net network marketing program and the corresponding growth in our customer base. Revenues for the fiscal year ended June 30, 2001 were $459,298, a $153,055 increase from third quarter revenues at March 31, 2000. Our revenues have increased each quarter since beginning operations in July 2000. Pursuant to SEC Staff Accounting Bulletin No. 101 our revenues related to agreements for web-based applications and web site hosting are recognized ratably over the initial term of the contract, which is typically one year. Monthly charges for Internet access are recognized when billed.

      Cost of sales consist of the cost of finished products purchased from third-party vendors. Cost of sales were $93,124 for the 2001 fiscal year, or 20.3% of revenues. Cost of sales as a percentage of revenues has decreased from 23.3% of revenues for the third quarter. Cost of sales were a higher percentage of revenues in the earlier quarters due to the purchase of finished
products required to launch our network marketing program.   Accordingly, our
gross profit for the 2001 fiscal year was $366,174 compared to $234,827 for the third quarter.

      Selling expenses include independent representative commissions, marketing and customer service expenses. Selling expenses were $136,212, or 29.7% of revenues, for the 2001 fiscal year compared to $122,389, or 40.0% of revenues, for the third quarter. Our selling expenses were a greater percentage of revenues in the second and third quarter primarily as a result of growth in our network marketing program. Independent representative commissions represent approximately 30% of revenues.

      General and administrative expenses include general office expense, management and employee's salaries, and other support systems for our independent representative network. These expenses were $1,240,006 for the 2001 fiscal year compared to $1,046,644 for the third quarter. The increase is primarily due to an increase in employees salaries related to consultant employment agreements.

      Our net operating loss was $1,010,044 for the 2001 fiscal year compared to $934,206 for the third quarter.

      Total other expense was $133,502 for the 2001 fiscal year and was primarily the result of $82,120 in bad debt expense related to independent representatives charge backs, which occur when an independent representative elects not continue his or her business. Interest expense of $55,714 related to debt financing was also allocated to total other expense.

      Our net loss for the 2001 fiscal year was $1,143,546 representing a net loss per share of $0.12.

Factors Affecting Future Performance

      Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Our future cash flows will be dependent on a number of factors, including:

      .     Our ability to promote telecommunication services and Internet access to our customers and independent representatives;
      .     Our ability to encourage our independent representatives to sponsor new representatives and increase their own personal use of our products and services;
      .     We may experience software defects or disruption in services provided by third parties which may damage customer relations;
      .     We may experience breakdowns or unauthorized entry into our
            Internet hosting services, harming our business;
      .     Our ability to develop successful new product lines and services;
      .     Effects of regulatory changes, if any; and
      .     Our ability to establish name brand recognition in our markets.

Seasonal Aspects

      In the network marketing industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, with our short operating history we are unsure how the industry-wide fluctuations will affect our future business.

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our cash requirements primarily through revenues and loans. For the fiscal year ended June 30, 2001, we had $60 cash on hand and total current assets of $585,297, with $568,550 of the total current assets amount allocated to prepaid expenses related to stock issued for consulting services to be rendered during the 2002 fiscal year. Our total current liabilities were $342,891, with deferred revenue of $205,109 representing the majority of these total current liabilities. Our revenues have been deferred in accordance with SAB101 and recognized on a ratable basis over the period the service revenues are earned. As of June 30, 2001, our accumulated deficit totaled $1,143,546 and we had working capital totaling $242,406.

      As of June 30, 2001, our principal commitments consisted of operating leases for office space with future minimum payments through 2003 of $19,780, but with our acquisition of Palladium Kentucky and relocation of our principal offices to Louisville, Kentucky, our office space commitments are now approximately $3,000 per month. Future minimum principal payments on long term liabilities and computer equipment leases totaled $695,955 through 2005 at June 30, 2001. Subsequently, in August 2001, the holder of a note payable of $669,027, with principal and interest, forgave the debt.

      Net cash used for operations in the 2001 fiscal year was $562,237 and net cash used by investing activities related to the purchase and sale of equipment was $133,658. Net cash provided by financing activities for the 2001 fiscal year was $695,955, which primarily came from loans from officers and directors. (See, "Item 12 - Certain Relationships And Related Transactions," below). In July 2000 we received loans from our officers of $478,946 and $221,069 which were unsecured, carried 8% interest and had balloon payments due on July 2005. We made payments of $69,763 on these loans and, subsequently, in August 2001, both principal and interest of $669,027 due on the loans were forgiven. During the fourth quarter of 2001 we received unsecured loans from another officer totaling $14,569, with no interest and payable upon demand. We repaid $10,985 of this debt during the 2001 fiscal year.

      Management believes that our cash needs for at least the next twelve months can be met by revenues and by debt financing. We have not investigated the availability, source and terms for third-party financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

      In the event these sources are insufficient to support our operations we
may sell our common stock   We intend to issue such stock pursuant to
exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      In anticipation of a private offering, we have entered into an non-exclusive placement agent agreement with WestPark Capital, Inc., an investment banking firm located in Los Angeles, California. This agreement has a term of twelve months, expiring in January 2002, or upon completion of an offering, which ever occurs first. The agreement provides for automatic renewal for three month periods and may be terminated with thirty (30) days written notice prior to renewal. We are not obligated to pay any fees under the agreement until we have completed an offering.


                        ITEM 7.  FINANCIAL STATEMENTS

      Reference is made to the financial statements for the years ended June 30, 2001 and 2000 which are attached to this Form 10-KSB report.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

      As previously reported, Chisholm & Associates , Certified Public Accountants, replaced Crouch, Bierwolf & Chisholm, on August 4, 2000, as our independent auditor.



                                   PART III


     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND SECTION 16(a) COMPLIANCE

       The table below sets forth the name, age, and position of each of our executive officers and directors. Our bylaws provide for a board of directors consisting of up to seven persons. The term of office of each director is one year or until his successor is elected and qualified. Executive officers are chosen by our board of directors and serve at its discretion. Biographical information for each officer and director is also provided below. G. Townsend Underhill III and Jeffrey A. Underhill are brothers.

      Name                        Age   Position
      ----                        ---   --------
      Raymond C. Dauenhauer, Jr.  58    President, CEO and Director
      Jeffrey A. Underhill        41    Secretary/Treasurer and Director
      Jon G. Shastid              53    Chief Operating Officer and Director
      G. Townsend Underhill III   46    Director
      Kelly Turner                39    Director
      Jack T. Wells               46    Director

      Raymond C. Dauenhauer, Jr.   Mr. Dauenhauer was appointed as our
President, CEO and Director on August 31, 2001. He served as Chairman and President of Palladium Kentucky and had been with that company since June 1,
2000.   Since March 2000, he has served as a director of ThermoView
Industries, Inc., a reporting company. From July 1967 through September 1999 he served as Chief Executive Officer of Dauenhauer & Son Plumbing and Piping, Inc., a plumbing operation based in Louisville, Kentucky. Mr. Dauenhauer currently serves as a Director of First Bank of Louisville, Kentucky and is a life member of the Board of Directors for the Louisville Association of Home Builders. Additionally, he has held numerous offices in state and national associations of the plumbing, heating and cooling industry, and is a recipient of the "Distinguished Citizen" award from the City of Louisville. In 1995 he was named "Entrepreneur of the Year for Real Estate Construction for Kentucky."

      Jeffrey A. Underhill   Jeffrey Underhill was appointed
Secretary/Treasurer and Director on August 31, 2001. He was a co-founder of Palladium Kentucky and served as a Director since its inception. He is the President of Underhill Associates, a real estate development and management firm located in Louisville, Kentucky. Jeffrey received a bachelor's degree in Business from Miami University of Ohio. He is active as an officer and director in numerous civic and charitable organizations.

      Jon G. Shastid   Mr. Shastid was appointed as our Chief Operating
Officer and Director on August 31, 2001. He was a co-founder of Palladium Kentucky and served as its Chief Operating Officer. He has over twenty years experience in sales and marketing working for such companies as Brown-Forman Corporation and Ernest & Julio Gallo Winery. He has served as President of the Callo Employees Credit Union Board; he is a member of the Anchorage Fire Board; a member of the Kentucky Society to Prevent Blindness Board; Chairman of the Association of National Advertisers Production Committee (New York based); past member of the Anchorage Public Education Foundation; and past member of the Board of Directors of Urban Juice and Soda. He earned a bachelor's degree from Dartmouth College and attended the University of Louisville law school.

      G. Townsend Underhill III   Townsend Underhill was appointed as our
Director on August 31, 2001. He was a co-founder of Palladium Kentucky and served as a Director for that company. He and Jeffrey Underhill are brothers. Townsend is the Treasurer of Underhill Associates, located in Louisville, Kentucky and is a partner in numerous real estate entities. He is founder and Director of Premiere Technologies, located in Atlanta, Georgia. Since October 2000, he has served as a Director of ThermoView Industries, a reporting company. Townsend received a bachelor's degree in Business and Accounting from Miami University of Ohio and received a Juris Doctorate degree from the University of Louisville. He maintains licenses for the practice of law, real
estate and public accounting in the Commonwealth of Kentucky.   He also
maintains director positions with numerous charitable and civic organizations located within the Louisville, Kentucky, metropolitan area.

      Kelly Turner   Mr. Turner served as our Secretary/Treasurer from
November 2000 through August 2001. He was appointed President in May 2001 and served in that position through August 2001. We relieved him of his duties as President and Secretary/Treasurer on August 31, 2001. He was the President, Director and a founding member of USAStar Texas. From 1988 to the present he
has served as Pastor for the United Christian Fellowship Church.   He has 15
years of experience in the network marketing industry including being a consultant to the industry and assisting in the design of marketing plans for two network marketing companies. He built a downline in excess of 80,000 people from February 1996 to May 1998 with Destiny Telecom in Oakland, California. He founded "Inform Magazine," a publication for the network marketing industry. He also owned a retail jewelry store from 1987 until 1998.

      Jack T. Wells Mr. Wells was appointed as Chairman of the Board in January 2001. On August 31, 2001, we relieved him of his duties as Chairman and he remained a Director. He is the President of Wells Health Systems, a health care provided which has over 2000 employees.

Compliance with Section 16(a) of the Exchange Act.

      We do not have a class of securities registered under the Securities Exchange Act of 1934, and, therefore, our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of
Section 16(a).


                       ITEM 10.  EXECUTIVE COMPENSATION

      None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. None of our chief executive officers, or officers acting in that capacity, have received compensation during the past fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors. We do not have any standard arrangement for compensation of our directors for any services provided to us.


   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth the beneficial ownership of our outstanding stock by our management. No person is known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 199,000,000 common shares which includes 16,000,000 shares of common stock outstanding as of September 20, 2001, and 183,000,000 shares to be issued within the next 60 days in connection with the share exchange between Palladium Kentucky and USAOneStar.

                          CERTAIN BENEFICIAL OWNERS

                                 Amount and
Name and Address of              Nature of              Percent of
Beneficial Owner                 Beneficial Owner       Class
--------------------             -----------------      ----------

Conquest Investments             12,029,042 (1)         6.0%
1905 Stonegate Road
Louisville, KY 40223

                                  MANAGEMENT

                                 Amount and
Name and Address of              Nature of              Percent of
Beneficial Owner                 Beneficial Owner       Class
-------------------              ----------------       ----------

Raymond C. Dauenhauer, Jr.       34,247,262             17.2%
416 W.  Mohammed Ali Blvd.
Louisville, KY 40202

Jeffrey A. Underhill             34,192,262             17.2%
416 W.  Mohammed Ali Blvd.
Louisville, KY 40202

Jon G. Shastid                   39,563,347             19.9%
416 W.  Mohammed Ali Blvd.
Louisville, KY 40202

G. Townsend Underhill III        32,747,610 (1)         16.5%
416 W.  Mohammed Ali Blvd.
Louisville, KY 40202

Kelly Turner                     1,297,500              Less than 1%
1 Executive Boulevard, Suite LL1
Owensboro, KY 42301

Jack T. Wells                    2,017,000              1.0%
1 Executive Boulevard, Suite LL1
Owensboro, KY 42301

Directors and officers
as a group                       144,064,981            72.4%

      (1) Mr. Townsend Underhill beneficially owns 15,846,807 individually, he is an affiliate of Conquest Investments which beneficially owns 12,029,042, and his immediate family members beneficially own 4,871,761 shares.


           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes certain transactions exceeding $60,000 we have either engaged in since the beginning of our past fiscal year or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

      On October 31, 2000, we signed a reorganization agreement to acquire all of the outstanding shares of USAOneStar Texas. As a result of this transaction, Kelly Turner, our Director, was appointed to our board of directors, appointed as our Secretary/Treasurer and received 2,787,500 common shares valued at $2,787.50, representing a 29% interest in USAOneStar.

      In July 2000, Richard E. Bowlds, our former Director, loaned USAOneStar $478,946 as an unsecured loan with 8% interest and with a balloon payment due in July 2005. At the same time, Jack T. Wells, Chairman of the Board, loaned USAOneStar $221,069 as an unsecured loan, with 8% interest and with a balloon payment due in July 2005. Mr. Wells assumed Mr. Bowlds' note payable during the fiscal year. USAOneStar made payments of $55,194 on the first loan and $14,569 on the second loan. Subsequently, in August 2001, Mr. Wells forgave the remaining principal and interest of $669,027 owed on the combined loans.

      During the fourth quarter of the 2001 fiscal year, Kelly Turner, our Director, loaned USAOneStar a total of $14,569 without interest, unsecured and payable upon demand. We repaid $10,985 of this debt during the fiscal year 2001.

      On August 31, 2000 we signed a reorganization agreement to acquire all of the outstanding shares of Palladium Kentucky. As a result of this transaction, Messrs. Dauenhauer, Shastid, Jeffery Underhill and Townsend Underhill were appointed to our board of directors and appointed as officers. They each received a controlling interest in USAOneStar which is valued as follows:

      Name                         Amount of shares         Value
      -----                        ----------------     ------------
      Raymond C. Dauenhauer, Jr.   34,192,262           $ 13,676,905
      Jeffrey A. Underhill         34,192,262             13,676,905
      Jon G. Shastid               39,563,347             15,825,339
      G. Townsend Underhill III    32,692,610             13,077,044

      Of the 32,692,610 shares to be issued to Mr. Townsend Underhill, a company he controls, Conquest Investments, will receive 12,029,042 common shares, valued at approximately $4,811,617, representing a 6.0% interest in USAOneStar. His sister, Deborah Underhill, will receive 60,145 shares valued at approximately $24,058. His four children, A. Channing, E. Jordan, J. Colin and G. Townsend will receive 1,202,904 shares, each, valued at approximately $481,162 each.



                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

EXHIBIT NO.   Title of Document
-----------   ------------------

  2.1 Agreement and Plan of Reorganization between Corvallis and USAStar Texas, dated October 31, 2000 (Incorporated by reference to exhibit 2.1 of Form 10-Q filed on November 14, 2000.)

  2.2 Agreement and Plan of Reorganization between USAOneStar and Palladium Kentucky, dated August 31, 2001 (Incorporated by reference to exhibit 2.1 of Form 8-K filed on September 14, 2000.)

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


  10.3 Agreement between Hyperion Telecommunications, Inc. and UniVersal Communications LLC, dated October 14, 1997, as amended

(b)    REPORTS ON FORM 8-K

     On September 14, 2001, we filed a Current Report on Form 8-K under Items 1, 2 and 7 regarding the acquisition of Palladium Kentucky. No financial statements were filed.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              USAOneStar.Net, Inc.



                                  /s/ Raymond C. Dauenhauer, Jr.
Date: 9/26, 2001              By:_____________________________________
                                      Raymond C. Dauenhauer, Jr.
                                      President, CEO and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  /s/ Raymond C. Dauenhauer, Jr.
Date: 9/26, 2001              By:_____________________________________
                                      Raymond C. Dauenhauer, Jr.
                                      President, CEO and Director


                                  /s/ Jeffrey A. Underhill
Date: 9/26, 2001              By:_____________________________________
                                      Jeffrey A. Underhill
                                      Secretary/Treasurer and Director


                                  /s/ Jon G. Shastid
Date: 9/26, 2001              By:_____________________________________
                                      Jon G. Shastid
                                      Chief Operating Officer and Director

                                  /s/ G. Townsend Underhill III
Date: 9/26, 2001              By:_____________________________________
                                      G. Townsend Underhill III
                                      Director

                                  /s/ Kelly Turner
Date: 9/26, 2001              By:_____________________________________
                                      Kelly Turner
                                      Director

                             USAOneStar.Net, Inc.
                             Financial Statements
                                 June 30, 2001

                               C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .  3

Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Statement of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .  5

Statement of Stockholders' Equity  . . . . . . . . . . . . . . . . . . . .  6

Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . .  7

Notes to the Financial Statements  . . . . . . . . . . . . . . . . . . . .  8

                            CHISHOLM & ASSOCIATES
                         CERTIFIED PUBLIC ACCOUNTANTS
                               P.O. BOX 540216
                         NORTH SALT LAKE, UTAH 84054
                     (801) 292-8756 (FAX) (801) 292-8809




                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of USAOneStar.Net, Inc.
Owensboro, KY

We have audited the accompanying balance sheet of USAOneStar.Net, Inc. as of June 30, 2001 and the related statements of operations, stockholders' equity and cash flows from inception on July 21, 2000 through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAOneStar.Net, Inc. as of June 30, 2001 and the results of its operations and cash flows from inception on July 21, 2000 through June 30, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

North Salt Lake, UT
August 22, 2001

                             USAOneStar.Net, Inc.
                                Balance Sheet

                                    Assets


                                                               June 30,
                                                                 2001
                                                             -------------

Current assets
   Cash                                                      $         60
   Accounts receivable (net of allowance for doubtful
    accounts of $16,000)                                           16,687
   Prepaid expenses                                               568,550
                                                             -------------
Total Current Assets                                              585,297
                                                             -------------

Property & Equipment, Net                                          85,953
                                                             -------------

     Total Assets                                            $    671,250
                                                             =============


                     Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                          $     29,781
   Accrued expenses                                                57,101
   Deferred revenue                                               205,109
   Current portion of long term liabilities                        50,900
                                                             -------------
Total Current Liabilities                                         342,891
                                                             -------------
Long Term Liabilities
   Note payable - related party                                   634,252
   Lease obligation                                                61,703
   Less: current portion                                          (50,900)
                                                             -------------
Total Long Term Liabilities                                       645,055
                                                             -------------

   Total Liabilities                                              987,946
                                                             -------------

Stockholders' Equity
   Common stock, authorized
     200,000,000 shares of $.001 par value,
     issued and outstanding 16,000,000                             16,000
   Additional paid in capital                                     810,850
   Retained earnings (deficit)                                 (1,143,546)
                                                             -------------
Total Stockholders' Equity                                       (316,696)
                                                             -------------

Total Liabilities and Stockholders' Equity                   $    671,250
                                                             =============



   The accompanying notes are an integral part of the financial statements.

                             USAOneStar.Net, Inc.
                           Statement of Operations


                                                           From inception on
                                                             July 21, 2000
                                                               through
                                                               June 30,
                                                                 2001
                                                             -------------
Revenues:                                                    $    459,298

Cost of Sales:                                                     93,124
                                                             -------------

Gross Profit:                                                     366,174

Expenses:

   Selling expenses                                               136,212
   General and administrative expenses                          1,240,006
                                                             -------------

     Total Expenses                                             1,376,218
                                                             -------------

Net Operating Loss                                             (1,010,044)
                                                             -------------

Other Income (Expense):
   Gain on sale of assets                                           4,332
   Bad debt expense                                               (82,120)
   Interest expense                                               (55,714)
                                                             -------------

      Total Other Income (Expense)                               (133,502)
                                                             -------------

Net Loss                                                     $ (1,143,546)
                                                             =============

Net Loss Per Share                                           $       (.12)
                                                             =============

Weighted average shares outstanding                             9,054,971
                                                             =============


   The accompanying notes are an integral part of the financial statments.

                             USAOneStar.Net, Inc.
                      Statement of Stockholders' Equity



                                                       Additional   Retained
                                     Common Stock      paid-in      Earnings
                               Shares       Amount     capital      (Deficit)
                            ------------ ----------- ------------ ------------
Balance at July 21, 2000              -  $        -  $         -  $         -

Stock issued for services
 at $.001 per share          15,005,000      15,005      (14,005)           -

Stock issued for services
 at $.83 per share              995,000         995      824,855            -

Net loss for the period
 ended June 30, 2001                  -           -            -   (1,143,546)
                            ------------ ----------- ------------ ------------

Balance June 30, 2001        16,000,000  $   16,000  $   810,850  $(1,143,546)
                           ============= =========== ============ ============



   The accompanying notes are an integral part of the financial statements.

                             USAOneStar.Net, Inc.
                           Statement of Cash Flows

                                                             From inception on
                                                               July 21, 2000
                                                                  through
                                                                  June 30,
                                                                    2001
                                                                -------------
Cash Flows from Operating Activities:
  Net loss                                                      $ (1,143,546)
  Adjustments to reconcile net loss to net cash
   provided by operations:
     Stock for services                                              258,300
     Depreciation & Amortization                                      52,037
     Bad debt expense                                                 16,000
     Gain on sale of assets                                           (4,332)
     (Increase) decrease in current assets net of acquisition:
        Increase in receivables                                      (32,687)
     Increase (decrease) in current liabilities
      net of acquisition:
        Increase in payables                                          29,781
        Increase in accrued expenses                                  57,101
        Increase in deferred revenue                                 205,109
                                                                -------------

Net Cash (Used) Provided by Operating Activities                    (562,237)
                                                                -------------
Cash Flows from Investment Activities:
  Purchase of equipment                                             (148,658)
  Proceeds from the sale of equipment                                 15,000
                                                                -------------

Net Cash (Used) Provided by Investing Activities                    (133,658)
                                                                -------------

Cash Flows from Financing Activities:
  Proceeds from debt financing                                       806,661
  Principal payments on capital lease                                (29,958)
  Principal payments on long term debt                               (80,748)
                                                                -------------

Net Cash (Used) Provided by Financing Activities                     695,955
                                                                -------------

Net increase (decrease) in cash                                           60

Cash, beginning of year                                                    -
                                                                -------------

Cash, end of year                                               $         60
                                                                =============
Supplemental Cash Flow Information
  Cash paid for interest                                        $     12,689
  Cash paid for income taxes                                    $          -

Non-Cash Financing Activities:
  Stock issued for services                                     $    826,850


  The accompanying notes are an integral part of the financials statements.

                             USAOneStar.Net, Inc.
                      Notes to the Financial Statements
                                 June 30, 2001

NOTE 1 - Summary of Significant Accounting Policies

         a.  Organization

         USAOneStar.Net, Inc. (the Company) was organized under the laws of the State of Texas on July 21, 2000. The company does business as
USAStar.Net, Inc.   The Company is currently engaged in the business of direct marketing of Internet access and services to the general public. The Company's principle offices are located in Owensboro, Kentucky.

         On December 8, 2000, Corvallis, Inc., a public Nevada company with no operations, issued 13,500,000 shares of its common stock to the Company in exchange for all of the outstanding shares of common stock of the Company. Pursuant to the merger, Corvallis, Inc. ceased to exist and the Company became the surviving corporation. The merger was treated as a reverse merger for accounting purposes. The Company's common stock has been retroactively restated to reflect the reverse merger.

         b. Recognition of Revenue / Deferred Revenue

         The Company recognizes income and expense on the accrual basis of
accounting.    The Company receives revenue from the sales of access to the
Internet, its web-based applications and from the continual hosting of its client's web sites. The initial term of all agreements into which the company enters with its clientele for its web-based applications and website hosting is one year. The revenues related to these contracts are, therefore, recognized ratably over the initial term of the contract. The monthly charges related to Internet access are recognized when billed in accordance with SOP 97-2.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of generally accepted accounting
principles to revenue transactions.   The change involves that of accounting
for up-front fees and, in accordance with SAB 101, the company is amortizing such fees over one year, which generally represents the longer of the contractual period or the expected life of the customer relationship.
Pursuant to this new accounting policy the company has deferred revenue of $205,109 at June 30, 2001.

         c.  Earnings (Loss) Per Share

         Earnings per share were computed by dividing net income by the total weighted average common shares outstanding during the period. Fully dilutive earnings per share has not been presented because it equals primary earnings per share.

                               Income (loss)  Shares          Per Share
                               (Numerator)    (Denominator)   Amount
                               ------------   -------------   ----------
  Basic EPS:
  Income (loss) to common
    shareholders               $ (1,143,546)   9,054,971      $ (.12)
                               =============  ==============  =========

        d.  Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                             USAOneStar.Net, Inc.
                      Notes to the Financial Statements
                                June 30, 2001

NOTE 1 - Summary of Significant Accounting Policies (Continued)

         e.  Provision for Income Taxes

         No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,143,546 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2021. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax assets and the valuation account is as follows at June 30, 2001:

         Deferred tax asset:
           NOL carrryforward             $  343,000
           Valuation allowance             (343,000)
                                         -----------
           Total                         $        -
                                         ===========

         f.  Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

         g.  Financial Instruments

         The recorded amounts for financial instruments, including cash equivalents, receivables, accounts payable, accrued expenses, deferred revenues and long-term debt approximate their market values as of January 31, 2001. The Company has no investments in derivative financial instruments.

NOTE 2 - Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to merge with Palladium Communications, Inc. (Palladium), a private Kentucky corporation. Palladium's management consists of experienced personnel who currently operate a profitable business. Under their management, the Company anticipates a successful future. See Note 8, Subsequent Events, for details of the merger.

NOTE 3 - Property and Equipment

         Property and Equipment consists of the following at June 30, 2001:

         Furniture & Fixtures            $  4,935
         Equipment                        119,490
         Leasehold improvements            11,483
         Accumulated Depreciation         (49,955)
                                         ---------
         Total Property & Equipment      $ 85,953
                                         =========

                             USAOneStar.Net, Inc.
                      Notes to the Financial Statements
                                June 30, 2001

NOTE 3 - Property and Equipment (Continued)

         The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the period ended June 30, 2001 is $52,037 .

         In accordance with Financial Accounting Standards Board Statement No.121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At June 30, 2001, no impairments were recognized.

NOTE 4 - Related Party Transactions

         A former director loaned the Company $478,946 during the period ended June 30, 2001. The Company made payments toward the loan of $55,194. The note bears interest at 8% annually, is unsecured, and a balloon payment is due in July 2005. The remaining loan balance of $423,752 and the terms of the note were assumed during the year by the chairman of the board.

         The chairman of the board loaned the Company $221,069 during the period ended June 30, 2001. The Company made payments toward the loan of $14,569. The note bears interest at 8% annually, is unsecured and a balloon payment is due in July 2005.

         The president loaned the Company $14,985 during the period ended June 30, 2001. The Company made payments toward the loan of $10,985. The note is non-interest bearing, is unsecured and payable upon demand.

NOTE 5 - Equity

         During July 2000, the Company issued 1,000,000 shares of common stock to officers for services valued at $1,000. These shares have been retroactively restated to15,005,000 shares to reflect the reverse merger with Corvallis, Inc.

         During June 2001, the Company issued 995,000 shares of common stock for services. The value of the shares was based on a 30 day weighted average price per share which was $.83 per share. The value of the services was $825,850. Of the total amount, $568,550 has been recognized as a prepaid expense since the issuances are for services to be performed during the fiscal year ended June 30, 2002.

NOTE 6 - Commitments and Contingencies

         On July 5, 2000 the Company committed to an operating lease for office space. The lease requires the Company to pay monthly rent of $860 which expires May 31, 2003.

         Future minimum lease payments on operating lease obligations are as follows at June 30, 2001:

           2002                               $  10,320
           2003                                   9,460
                                              ---------
         Total Operating Lease Obligations    $  19,780
                                              =========

         Rent expense from operating leases for the period ending June 30, 2001 was approximately $19,000.

                             USAOneStar.Net, Inc.
                      Notes to the Financial Statements
                                June 30, 2001

NOTE 7 - Long Term Liabilities

         Notes Payable-Related Party are detailed as follows:
                                                                  June 30,
                                                                    2001
                                                                 -------------
           Note payable to an officer, bears interest at
           8 %, balloon payment due July 2005                    $    630,252

           Note payable to an officer, non-interest bearing,
           payable upon demand                                          4,000
                                                                 -------------

           Total Notes Payable - Related Party                        634,252
                                                                 -------------
         Lease Obligations are detailed as follows:

           Lease obligation to a corporation, bears interest
           at 13%, secured by computer equipment,
           payments due monthly of $3,058 through
           November 2002                                               61,703
                                                                 -------------

           Total Lease Obligations                                     61,703
                                                                 -------------

         Total Long Term Liabilities                                  695,955
                                                                 -------------

         Less current portion                                         (50,900)
                                                                 -------------

           Net Long Term Liabilities                             $    645,055
                                                                 =============

         Future minimum principle payments on long term liabilities are as follows at June 30, 2001:

            2002                          $    50,900
            2003                               14,803
            2004                                    -
            2005                              630,252
                                         ------------

         Total Long Term Liabilities     $    695,955
                                         ============

NOTE 8 - Subsequent Events

         In August 2001, the chairman of the board forgave both principal and interest due on the loan payable to him by the Company. The amount of principal and interest due at June 30, 2001 was $669,027.

         In August 2001, per an agreement and plan of reorganization, the Company issued approximately 183,000,000 shares of its common stock for all of the approximate 6,500 shares of common stock of Palladium Communications, Inc., a seller of various telecommunication products. Palladium Communications, Inc. has become a wholly owned subsidiary of the Company.