Form 10QSB
period 2001-09-30
USAONESTAR NET INC
filed 2001-11-19
CIK 824851

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended: September 30, 2001

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

      As of November 16, 2001, the registrant had a total of 16,000,000 common shares outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three month periods ended September 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                       USAONESTAR.NET, INC.

                          BALANCE SHEETS
               September 30, 2001 and June 30, 2001


                                                    September 30,  June 30,
                                                       2001         2001
       ASSETS                                       (Unaudited)   (Audited)
--------------------------------------------------  ------------- ------------
Current Assets
  Cash                                              $        310  $        60
  Accounts Receivable, net                                13,997       16,687
  Prepaid Expenses                                       426,413      568,550
                                                    ------------- ------------

     Total Current Assets                                440,720      585,297
                                                    ------------- ------------

Property and Equipment, net                               31,441       85,953
                                                    ------------- ------------

     Total Assets                                   $    472,161   $  671,250
                                                    ============= ============


     LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------
Current Liabilities
  Current Portion of Capital Lease Obligation       $          -  $    50,900
  Accounts Payable                                         8,902       29,781
  Accrued Expenses                                         4,166       57,101
  Deferred Revenue                                       153,832      205,109
                                                    ------------- ------------

     Total Current Liabilities                           166,900      342,891

Long-term Liabilities
  Note Payable - Related Party                            13,990      634,252
  Capital Lease Obligation, less Current Portion               -       10,803
                                                    ------------- ------------

     Total Liabilities                                   180,890      987,946
                                                    ------------- ------------

Stockholders' Equity
  Common Stock, .001 par value, 200,000,000 shares
    authorized, 16,000,000 issued and outstanding         16,000       16,000
  Paid-In Capital                                        810,850      810,850
  Retained Earnings (Deficit)                           (535,579)  (1,143,546)
                                                    ------------- ------------
     Total Stockholders' Equity (Deficit)                291,271     (316,696)
                                                    ------------- ------------

     Total Liabilities and Stockholders' Equity     $    472,161  $   671,250
                                                    ============= ============


                See notes to financial statements

                       USAONESTAR.NET, INC.

                     STATEMENTS OF OPERATIONS

                                                                     From
                                                                 Inception on
                                                   For the Three July 21,2000
                                                   Months Ended     through
                                                   September 30, September 30,
                                                       2001          2000
                                                    (Unaudited)   (Unaudited)
                                                   ------------- ------------

Revenues                                           $     80,775  $    27,046

Cost of sales                                             2,252            -
                                                   ------------- ------------

    Gross Profit                                         78,523       27,046

Expenses                                                204,506      467,033
                                                   ------------- ------------

Operating Income (Loss)                                (125,983)    (439,987)

Other Income (Loss)                                     (35,280)           -
                                                   ------------- ------------

Loss before Extraordinary Item                         (161,263)    (439,987)

Extraordinary Item - Early Extinguishment of Debt       769,230            -
                                                   ------------- ------------

     Net Income (Loss)                             $    607,967  $   (439,987)
                                                   ============= ============

Net Income (Loss) Per Share                        $      0.038  $     (0.562)
                                                   ============= =============

Weighted Average Shares Outstanding                  16,000,000       782,609
                                                   ============= =============





                See notes to financial statements.

                       USAONESTAR.NET, INC.

                     STATEMENTS OF CASH FLOWS

                                                                     From
                                                                  Inception on
                                                   For the Three  July 21,2000
                                                   Months Ended     through
                                                   September 30,  November 30,
                                                        2001          2000
                                                    (Unaudited)   (Unaudited)
                                                   ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                  $    607,967  $  (851,919)
  Adjustments to reconcile net income to cash
  provided by operating activities :
    Early extinguishment of debt                       (769,230)           -
    Issuance of stock for services                            -        1,000
    Depreciation                                          1,732       24,936
    Bad debt expense                                          -       43,500
    Loss on disposal of assets                           35,280            -
  (Increase) decrease in:
    Accounts Receivable                                   2,690      (88,028)
    Prepaid Expenses                                    142,137            -
    Inventory                                                 -      (16,999)
  Increase (decrease) in:
    Accounts Payable                                    (20,879)     147,207
    Accrued Expenses                                     (9,910)      26,247
    Deferred Revenue                                    (51,277)     356,468
                                                   ------------- ------------
      Net cash provided (used) by operating
      activities                                        (61,490)    (357,588)
                                                   ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Deposits                                                    -       (1,360)
  Purchase of equipment                                       -      (59,695)
  Proceeds from sale of assets                           17,500            -
                                                   ------------- ------------

      Net cash provided by financing activities          17,500      (61,055)
                                                   ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Notes Payable                            44,240      513,515
  Principal payments on Notes Payable                         -      (94,808)
                                                   ------------- ------------

      Net cash provided by financing activities          44,240      418,707
                                                   ------------- ------------

Increase (Decrease) in Cash                                 250           64

Cash, beginning                                              60            -
                                                   ------------- ------------

Cash, end                                          $        310  $        64
                                                   ============= ============
Supplemental Cash Flow Information:
  Cash Paid for Interest                           $          -  $     4,116
                                                   ============= ============

  Cash Paid for Income Taxes                       $          -  $         -
                                                   ============= ============




                See notes to financial statements

                       USAONESTAR.NET, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001
                           (UNAUDITED)


1.   Basis of Presentation

The accompanying unaudited financial statements of USAOneStar.Net, Inc. (the Corporation), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

2.  Acquisition

On August 31, 2001, the Corporation and Palladium Communications, Inc. (Palladium) entered into an Agreement and Plan of Reorganization by which the Corporation expects to acquire Palladium as a wholly owned subsidiary through a stock-for-stock exchange intended to qualify as a tax-free exchange under
Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended.

Pursuant to the agreement the Corporation will issue 183,000,000 common shares to the shareholders of Palladium in exchange for 6,203 issued and outstanding shares of Palladium, which represents 100% of Palladium's shares.

3.  Early extinguishment of debt

Certain shareholders of the Corporation forgave $769,230 of debt, including accrued interest, during the quarter ended September 30, 2001. The amount has been presented as an extraordinary item on the statement of operations.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

      We offer telecommunications services and Internet access to small to mid-sized businesses, families and individuals. We rely on commissioned sales persons and a network marketing structure to sell our products to customers and independent representatives, and we rely on our independent representatives to sponsor new representatives. We have a short operating history and had a retained deficit of $1,143,546 for the 2001 fiscal year. However, we have recorded net income of $607,967 for the three month period ended September 30, 2001.

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

      Palladium Acquisition   On August 31, 2001, USAOneStar and Palladium
Kentucky entered into an Agreement and Plan of Reorganization by which USAOneStar will acquire Palladium Kentucky's common shares through a stock-for-stock exchange intended to qualify as a tax-free exchange under
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. In conformance with generally accepted accounting principles, the acquisition has been accounted for as a "reverse acquisition" and the accounting survivor is Palladium Kentucky. USAOneStar intends to exchange 183 million common shares, with an estimated value of approximately $700,000, for approximately 6,203 shares of Palladium Kentucky common stock. Management expects to complete the acquisition within the next 30 days.

RESULTS OF OPERATIONS

      The financial statements included with this report present financial information for the operations of only USAOneStar for the three month period ended September 30, 2001, our first quarter of the 2002 fiscal year. They are not consolidated with the operations of Palladium Kentucky.

      During the 2002 first quarter, we received revenues from the sale of Internet access, web-based applications and from continual hosting of our client's web sites. Our revenues were also related to new independent representatives joining the USAStar network marketing program and the corresponding growth in our customer base. Pursuant to the SEC Staff Accounting Bulletin No. 101 our revenues related to agreements for web-based applications and web site hosting are recognized ratably over the initial term of the contract. Monthly charges for Internet access are recognized when billed. Revenues for the 2002 first quarter were $80,775, a $53,729 increase from the 2001 first quarter. Our revenues have increased each quarter since beginning operations in July 2000.

      Cost of sales consist of the cost of finished products purchased from third-party vendors. Cost of sales were $2,252 for the 2002 first quarter and $0 for the 2001 first quarter. Accordingly, our gross profit for the 2002 first quarter was $78,523 compared to $27,046 for the 2001 first quarter.

      Operating expenses include selling expenses and general and administrative expenses. These expenses were $204,506 for the 2002 first quarter compared to $467,033 for the 2001 first quarter. Selling expenses were higher in the 2001 first quarter due to growth in our network marketing program. General and administrative expenses were more in the 2001 first quarter due to an increase in employees' salaries related to consultant employment agreements.

      In the 2002 first quarter we recorded an other loss of $35,280 expense related to independent representatives' charge backs, which occur when an independent representative elects not to continue his or her business. We also recorded an extraordinary item of $769,230 related to shareholders forgiving $769,230 in debt and accrued interest in September 2001.

      Our net income for the 2002 first quarter was $607,967 compared to a net loss of $439,987 in the 2001 first quarter. As a result, we posted a net income per share of $0.038 for the 2002 first quarter compared to a net loss per share of $0.562 for the 2001 first quarter.

      Seasonal Aspects In the network marketing industry, the summer months of June, July and August, and the holiday months of November and December are relatively soft. However, with our short operating history we are unsure how the industry-wide fluctuations will affect our future business.

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our cash requirements primarily through revenues and loans. At the end of the 2002 first quarter we had $310 cash on hand and total current assets of $440,720 compared to $60 cash on hand and total current assets of $585,297 at the fiscal year ended June 30, 2001. Total current assets included $426,413 allocated to prepaid expenses related to stock issued for consulting services to be rendered during the 2002 fiscal year. Our total current liabilities were $166,900 at the first quarter compared to $342,891 at the 2002 fiscal year end, with deferred revenue of $153,832 representing the majority of these total current liabilities. As of September 30, 2001, our accumulated deficit totaled $535,579 compared to $1,143,546 at June 30, 2001. Our working capital totaled $273,820 at the end of the first quarter compared to $242,406 at the 2001 year end.

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

      Net cash used for operations in the 2002 first quarter was $61,490 and net cash used by investing activities related to the sale of equipment was $17,500. Net cash provided by financing activities for the 2002 first quarter was $44,240, which primarily came from loans from officers and directors. In July 2000 we received loans from our officers of $478,946 and $221,069 which were unsecured, carried 8% interest and had balloon payments due on July 2005. We made payments of $69,763 on these loans and, subsequently, in August 2001, both principal and interest of $669,027 due on the loans were forgiven.
During the fourth quarter of 2001 we received unsecured loans from another officer totaling $14,569, with no interest and payable upon demand. We repaid $10,985 of this debt during the 2001 fiscal year.

      Management believes that our cash needs for at least the next twelve months can be met by revenues and sales of our stock. We anticipate that revenues may drop if our arbitration with Adelphia Business Solutions is not decided in our favor. We could lose post termination payments from Adelphia which we estimate to be approximately $400,000. The termination of this agreement and the accompanying loss of revenues may have a material adverse effect upon our future results of operations.

      In the event revenues are insufficient to support our operations we may
sell our preferred or common stock   We intend to issue such stock pursuant to
exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      In anticipation of a private offering, we have entered into an non-exclusive placement agent agreement with WestPark Capital, Inc., an investment banking firm located in Los Angeles, California. This agreement has a term of twelve months, expiring in January 2002, or upon completion of an offering, which ever occurs first. The agreement provides for automatic renewal for three month periods and may be terminated with thirty days written notice prior to renewal. We are not obligated to pay any fees under the agreement until we have completed an offering.

      If revenues and equity transactions fail to support our operations, we may rely on third-party financing. We have not investigated the availability, source and terms for third-party financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.


                   PART II:  OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 26, 2001, in lieu of a special meeting of shareholders, written consent of the holders of 123,712,678 common shares approved our name change from USAOneStar.Net, Inc. to Palladium Communications, Inc.

      On October 11, 2001, in lieu of a special meeting of shareholders, written consent of the holders of 123,712,678 common shares approved an increase of our authorized shares of common stock from 200,000,000 to 900,000,000.

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

10.3 Agreement between Hyperion Telecommunications, Inc. and UniVersal Communications LLC, dated October 14, 1997, as amended (Incorporated by reference to exhibit 10.3 of Form 10-K filed on September 27,
         2001)

(b)     REPORTS ON FORM 8-K

      On November 6, 2001, we filed a Current Report on Form 8-K under Item 4 regarding the dismissal of Chisholm & Associates and the engagement of McCauley, Nicolas & Company, LLC as our auditors.

      On November 13, 2001, we filed an amended Current Report on Form 8-K under Items 1, 2, 5 and 7 regarding the acquisition of Palladium Kentucky. Audited financial statements were filed for the six month period ended June 30, 2001 and for the two year periods ended December 31, 2000 and 1999. Unaudited pro forma were filed for the six month period ended June 30, 2001 and the year ended December 31, 2000.

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                          USAOneStar.Net, Inc.

Date: November 16th, 2001        By: /s/ Raymond C. Dauenhauer Jr. CEO
                                    ---------------------------------------
                                         Raymond C. Dauenhauer, Jr.
                                         President, CEO and Director