Form 10QSB/A
period 2001-09-30
USAONESTAR NET INC
filed 2001-11-27
CIK 824851

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1


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


                                2


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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

      We offer telecommunications services and Internet access to small to mid-sized businesses, families and individuals. We rely on commissioned sales persons and a network marketing structure to sell our products to customers and independent representatives, and we rely on our independent representatives to sponsor new representatives. We have a short operating history and had a retained deficit of $1,143,546 for the 2001 fiscal year. We have recorded net income of $607,967 for the three month period ended September 30, 2001; however, the net income was primarily due to the forgiveness of debt of $796,230.

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

      Palladium Acquisition   On August 31, 2001, USAOneStar and Palladium
Kentucky entered into an Agreement and Plan of Reorganization by which USAOneStar will acquire Palladium Kentucky's common shares through a stock-for-stock exchange intended to qualify as a tax-free exchange under
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. In conformance with generally accepted accounting principles, the acquisition will be accounted for as a "reverse acquisition" and the accounting survivor will be Palladium Kentucky. USAOneStar intends to exchange 183 million common shares, with an estimated value of approximately $700,000, for approximately 6,203 shares of Palladium Kentucky common stock. Management expects to complete the acquisition within the next 30 days.

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

      In the 2002 first quarter we recorded an other loss of $35,280 from the disposition of fixed assets. We also recorded an extraordinary item of $769,230 related to shareholders forgiving debt and accrued interest in that amount during the 2001 first quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our cash requirements primarily through revenues and loans. At the end of the 2002 first quarter we had $310 cash on hand and total current assets of $440,720 compared to $60 cash on hand and total current assets of $585,297 at the fiscal year ended June 30, 2001. Total current assets at September 30, 2001, included $426,413 allocated to prepaid expenses related to stock issued for consulting services to be rendered during the 2002 fiscal year. Our total current liabilities were $166,900 at the first quarter compared to $342,891 at the 2001 fiscal year end, with deferred revenue of $153,832 representing the majority of these total current liabilities. As of September 30, 2001, our accumulated deficit totaled $535,579 compared to $1,143,546 at June 30, 2001. Our working capital totaled $273,820 at the end of the first quarter compared to $242,406 at the 2001 year end.

      As of June 30, 2001, our principal commitments consisted of operating leases for office space with future minimum payments through 2003 of $19,780, but with the anticipated acquisition of Palladium Kentucky and relocation of our principal offices to Louisville, Kentucky, our office space commitments are now approximately $3,000 per month.

      Net cash used for operations in the 2002 first quarter was $61,490 and net cash provided by investing activities related to the sale of equipment was $17,500. Net cash provided by financing activities for the 2002 first quarter was $44,240, which primarily came from loans from officers and directors.

      During the three month period ended September 30, 2001, notes payable to our directors and officers totaling $796,230 were forgiven. In July 2000 we received loans from our officers of $478,946 and $221,069 which were unsecured, carried 8% interest and had balloon payments due on July 2005. During the fourth quarter of 2001 we received unsecured loans from another officer totaling $14,569, with no interest and payable upon demand. Then in August 2001, both principal and interest due on the loans were forgiven.

      Management believes that our cash needs for at least the next twelve months can be met by revenues and sales of our stock. We anticipate that revenues may drop if our arbitration with Adelphia Business Solutions is not decided in our favor. We could lose post termination payments from Adelphia which we estimate to be approximately $660,000. The termination of this agreement and the accompanying loss of revenues may have a material adverse effect upon our future results of operations.

      In the event revenues are insufficient to support our operations we may
sell our preferred or common stock.   We intend to issue such stock pursuant
to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.


Exhibit   Description
-------   -----------

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


                                   USAOneStar.Net, Inc.



                                     /s/ Raymond C. Dauenhauer, Jr.
Date: November 21, 2001           By:_____________________________________
                                         Raymond C. Dauenhauer, Jr.
                                         President, CEO and Director