Form 10QSB
period 2001-12-31
PALLADIUM COMMUNICATIONS INC
filed 2002-02-19
CIK 824851

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB



[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

               For quarter ended: December 31, 2001

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  Commission File No. 33-18143-D

                  PALLADIUM COMMUNICATIONS, INC.
      (Exact name of registrant as specified in its charter)


      Nevada                                           87-0449399
(State of incorporation)                  (I.R.S. Employer Identification No.)

                  416 W.  Muhammed Ali Boulevard
                    Louisville, Kentucky 40202
                          (502) 585-6364
        (Address and telephone number of principal executive offices and principal place of business)

                       USAOneStar.Net, Inc.
                          (Former name)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [  ]

      As of February 7, 2002 the registrant had a total of 210,399,998 common shares outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended December 31, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The financial information for the 2000 three and six month periods is restated to reflect the operations of Palladium Communications, Inc., a Kentucky corporation, which we acquired during the second quarter of 2002. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of results to be expected for any subsequent period.

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)

                       Financial Statements

                        December 31, 2001

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                          Balance Sheets




                           ASSETS
                           ------
                                                 December 31,  June 30,
                                                 2001          2001
                                                 ------------- --------------
                                                 (Unaudited)
Current Assets
  Cash                                           $     26,149  $      81,809
  Accounts Receivable                                  25,085        155,715
  Accounts Receivable - Other                          17,402              -
  Notes Receivable, net                                60,000         60,000
  Prepaid Expenses                                    284,276              -
  Interest Receivable                                   7,500          7,500
  Deferred Income Taxes                                11,000         11,000
                                                 ------------- --------------

Total Current Assets                                  431,412        316,024
                                                 ------------- --------------

Property & Equipment, Net                              52,270         23,079
                                                 ------------- --------------

    Total Assets                                 $    483,682  $     339,103
                                                 ============= ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------


Current Liabilities
  Accounts Payable                               $     13,916  $      10,967
  Accrued Expenses                                     30,973         30,062
  Deferred Revenues                                    80,996              -
                                                 ------------- --------------

Total Current Liabilities                             125,885         41,029
                                                 ------------- --------------
Long Term Liabilities
  Deferred Income Taxes                                 1,300          1,300
  Notes Payable - Related Party                        13,990              -
                                                 ------------- --------------

Total Long Term Liabilities                            15,290          1,300
                                                 ------------- --------------

   Total Liabilities                                  141,175         42,329
                                                 ------------- --------------

Stockholders' Equity
  Common Stock, Authorized 200,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 199,400,000 and 183,000,000,
   Respectively                                       199,400        183,000
  Additional Paid in Capital                          382,899         68,028
  Retained Earnings (Deficit)                        (239,792)        45,746
                                                 ------------- --------------

Total Stockholders' Equity                            342,507        296,774
                                                 ------------- --------------

    Total Liabilities and Stockholders' Equity   $    483,682  $     339,103
                                                 ============= ==============

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                     Statements of Operations
                           (Unaudited)



                            For the three  For the three  For the six   For the six
                            months ended   months ended   months ended  months ended
                            December 31,   December 31,   December 31,  December 31,
                            2001           2000           2001          2000
                            -------------- -------------- ------------- -------------
Revenues                    $     225,811  $     178,386  $    309,470  $    685,512

Cost of Sales                      30,667         28,971        74,603       124,723
                            -------------- -------------- ------------- -------------

Gross Profit (Loss)               195,144        149,415       234,867       560,789
                            -------------- -------------- ------------- -------------

Operating Expenses
  General & Administrative        382,752        138,716       526,176       374,668
                            -------------- -------------- ------------- -------------

    Total Expenses                382,752        138,716       526,176       374,668
                            -------------- -------------- ------------- -------------

Net Operating Income (Loss)      (187,608)        10,699      (291,309)      186,121
                            -------------- -------------- ------------- -------------

Other Income(Expense)
  Gain on Disposal of Assets            -              -             -        98,289
  Interest Income                     596              -           836         2,500
  Miscellaneous Income              4,935              -         4,935         6,386
                            -------------- -------------- ------------- -------------
    Total Other Income
     (Expense)                      5,531              -         5,771       107,175
                            -------------- -------------- ------------- -------------
Income (Loss) Before
  Income Taxes                   (182,077)        10,699      (285,538)      293,296

Provision (Benefit)
  for Income Taxes                      -              -             -         5,200
                            -------------- -------------- ------------- -------------

Net Income (Loss)           $    (182,077) $      10,699  $   (285,538) $    298,496
                            ============== ============== ============= =============

Net Income (Loss) Per Share $       (0.00) $        0.00  $      (0.00) $       0.00
                            ============== ============== ============= =============
Weighted Average Shares
 Outstanding                  199,044,444    183,000,000   199,022,222   183,000,000
                            ============== ============== ============= =============







                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                     Statements of Cash Flows
                           (Unaudited)

                                                           For the six months ended
                                                                 December 31,
                                                          ----------------------------
                                                               2001          2000
                                                          -------------- -------------
Cash Flows from Operating Activities

  Net Income (Loss)                                       $    (285,538) $    298,496
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                  3,000         3,660
     (Gain) on Disposal of Assets                                     -       (98,289)
     Bad Debts                                                        -        40,000
     Deferred Income Taxes                                            -        (5,200)
     Stock Issued for Services                                   40,000             -
  Change in Assets and Liabilities (Net of Acquisition)
     (Increase) Decrease in:
     Accounts Receivable                                        144,627      (103,609)
     Prepaid Expenses                                           142,137             -
     Other Receivable                                           (17,402)        1,004
     Interest Receivable                                              -        (2,500)
     Increase (Decrease) in:
     Deferred Revenues                                          (72,836)            -
     Accounts Payable                                            (5,953)     (111,439)
     Accrued Expenses                                            (3,255)      (14,929)
                                                          -------------- -------------

  Net Cash Provided(Used) by Operating Activities               (55,220)        7,194
                                                          -------------- -------------
Cash Flows from Investing Activities
  Cash from Acquisition                                             310             -
  Purchase of Equipment                                            (750)       (6,763)
                                                          -------------- -------------

  Net Cash Provided (Used) by Investing Activities                 (440)       (6,763)
                                                          -------------- -------------

Cash Flows from Financing Activities                                  -             -
                                                          -------------- -------------

Increase (Decrease) in Cash                                     (55,660)          431
                                                          -------------- -------------

Cash and Cash Equivalents at Beginning of Period                 81,809         5,790
                                                          -------------- -------------

Cash and Cash Equivalents at End of Period                $      26,149  $      6,221
                                                          ============== =============

Cash Paid For:
  Interest                                                $           -  $          -
                                                          ============== =============
  Income Taxes                                            $           -  $          -
                                                          ============== =============





                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                  Notes to Financial Statements
                        December 31, 2001



GENERAL

Palladium Communications, Inc. (formerly USAOneStar.Net, Inc.) the Company has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2001.

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

ACQUISITION

On August 31, 2001, USAOneStar, Inc. (USA), a public company, entered into an Agreement and Plan of Reorganization with Palladium, Inc.(Palladium), a private company. USA issued 183,000,000 shares of its common stock valued at $700,000 for all of the outstanding shares of Palladium. The acquisition has been accounted for as a reverse acquisition with Palladium being the accounting survivor. The financial statements include the accounting history of Palladium. After the acquisition, USA changed its name to Palladium.

      In this report references to "Palladium," "we," "us," and "our" refer to Palladium Communications, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Palladium's control. These factors include but are not limited to economic conditions generally and in the industries in which Palladium may participate; competition within Palladium's chosen industry; technological advances in the industry and failure by Palladium to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

     We offer telecommunications services and Internet access to small to mid-sized businesses, families and individuals. We rely on commissioned sales persons and a network marketing structure to sell our products to customers and independent representatives, and we rely on our independent representatives to sponsor new representatives. We have a short operating history and had a retained deficit of $239,792 at the six month period ended December 31, 2001. We have recorded a net loss of $285,538 for the six month period ended December 31, 2001.

     Reverse Merger Treatment    In December 2000 Corvallis, Inc. merged with
USAStar Texas, with Corvallis as the surviving entity. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger" and the accounting survivor was USAStar-Texas. The reverse merger was completed by the exchange of 13,500,000 shares of the Corvallis common stock for all the outstanding stock of USAStar-Texas. For tax purposes, the merger was structured to qualify as a tax free exchange pursuant to Section 368 (a)(1)(B) of the Internal Revenue Code, as amended. For accounting purposes, USAStar-Texas was acquired for approximately 13.5 million shares valued at $13,500. The merger was accounted for under the purchase method of accounting and as a result USAStar-Texas' results of operations are included with Corvallis' from the closing date and its consolidated assets and liabilities will be recorded at their fair values at the same date.

     Palladium Acquisition   On August 31, 2001, USAOneStar and Palladium
Communications, Inc., a Kentucky corporation, entered into an Agreement and Plan of Reorganization by which USAOneStar acquired Palladium-Kentucky's common shares through a stock-for-stock exchange intended to qualify as a tax-free exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. In conformance with generally accepted accounting principles, the acquisition was accounted for as a "reverse acquisition" and the accounting survivor was Palladium-Kentucky. USAOneStar exchanged 183 million common shares, with an estimated value of approximately $700,000, for approximately 6,203 shares of Palladium-Kentucky common stock.

RESULTS OF OPERATIONS

     The following discussions are based on the consolidated operations of Palladium Kentucky and Palladium. Revenues are recognized as required by the SEC Staff Accounting Bulletin No. 101, meaning, sales based on long term agreements for telecommunication services, web-based applications and web site hosting are recognized ratably over the initial term of the contract. Monthly charges for services are recognized when billed. Revenues for the six month period ended December 31, 2001 ("2002 six month period") decreased $376,042, compared to the six month period ended December 31, 2002 ("2001 six month period"). However, revenues increased $47,425 for the three months ended December 31, 2001 ("2002 second quarter") compared to the three months ended December 31, 2000 ("2001 second quarter"). The 2002 six month period decrease was primarily due to the termination of an agreement with Adelphia Communications Corporation which has provided a majority of

Palladium-Kentucky's revenues for the past fiscal years. The parties to the agreement are currently conducting an arbitration to settle a dispute regarding the actual termination date.

     Cost of sales consist of the cost of finished products, such as software, purchased from third-party vendors. Cost of sales decreased $50,120 for the 2002 six month period compared to the 2001 six month period, but increased slightly for the 2002 second quarter compared the 2001 second quarter. Accordingly, our gross profit for the 2002 six month period decreased $325,922 compared to the 2001 six month period and increased $45,729 for the 2002 second quarter compared to the 2001 second quarter.

     Operating expenses include general and administrative expenses and these expenses increased $151,508 for the 2002 six month period compared to 2001 six month period and increased $244,036 for the 2002 second quarter compared to the 2001 second quarter. These expenses increased primarily as a result of employees' salaries related to consultant employment agreements.

     Other expenses decreased $101,404 for the 2002 six month period compared to the 2001 six month period and increased $5,531 for the 2002 second quarter compared to the 2001 second quarter. The higher other income total for the 2001 six month period was primarily the result of gain on the disposal of fixed assets related to the shut down of our Owensboro operations.

     We recorded a net loss of $285,538 for the 2002 six month period compared to a net income of $298,496 for the 2001 six month period. An net loss of $182,077 was recorded for the 2002 second quarter compared to a net income of $10,699 for the 2001 comparable period. As a result, we posted no net income or loss per share for any period.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our cash requirements primarily through revenues and loans. At the end of the six month period ended December 31, 2001 we had $26,149 cash on hand and total current assets of $431,412 compared to $81,809 cash on hand and total current assets of $316,024 at the fiscal year ended June 30, 2001. Total current assets at December 31, 2001, included $284,276 allocated to prepaid expenses related to stock issued for consulting services to be rendered during the 2002 fiscal year. Our total current liabilities were $125,885 at the end of the 2002 six month period compared to $341,029 at the 2001 fiscal year end, with deferred revenue of $80,996 representing the majority of the 2002 six month period total current liabilities. Our working capital totaled $305,527 at the end of the 2002 six month period compared to $314,724 at the 2001 fiscal year end.

     As of June 30, 2001, our principal commitments consisted of operating leases for office space with future minimum payments through 2003 of $19,780, but with the acquisition of Palladium Kentucky and relocation of our principal offices to Louisville, Kentucky, our office space commitments are now approximately $3,000 per month.

     Net cash used for operations in the 2002 six month period was $55,220 and net cash used by investing activities primarily for the purchase of equipment totaled $440 for that period. We did not conduct any financing activities during the reported periods.

    During the 2002 six month period, notes payable to our directors and officers totaling $796,230 were forgiven. These notes payable originated in July 2000 we when received loans from our officers of $478,946 and $221,069 which were unsecured, carried 8% interest and had balloon payments due on July 2005. During the fourth quarter of 2001 we received unsecured loans from another officer totaling $14,569, with no interest and payable upon demand. Then in August 2001, both principal and interest due on the loans were forgiven by the holders of the notes.

     Management believes that our cash needs for at least the next twelve months can be met by revenues, loans and/or sales of our common stock. Our revenues may increase due to a strategic alliance we formed during the 2002 second quarter with UTEK Corporation, a business development company. We anticipate that this agreement will provide an avenue for Palladium to acquire technology opportunities from university and federal research centers. We also acquired the NetMart 2020, Inc. web-based cyper mall which complements our USAStarNet direct marketing program and may result in growth of USAStarNet. The cyber mall allows its members to benefit from discount prices at more than 500 web sites. To enjoy these benefits, members pay a yearly membership fee and can participate in a multi-level commission structure related to the new members they refer to the cyber mall.

     We anticipate that we may suffer an estimated loss of $660,000 if our arbitration with Adelphia Business Solutions is not decided in our favor. Per the agreement, Adelphia is required to pay a post termination payment to Palladium for a period of one year after the termination. The parties disagree upon the actual termination date and on October 21, 2001, we filed an arbitration with the American Arbitration Association to establish the termination date as November 4, 2001, rather than November 4, 2000. The next arbitration hearing date is set for June 2002.

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


                   PART II:  OTHER INFORMATION

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

Authorized Shares Amended

      Our board of directors approved and adopted a resolution in October 2001 to increase our authorized shares from 200,000,000 to 900,000,000 and shareholder approval for this change was obtained by the written consent of a majority of our outstanding common stock on October 11, 2001. In January we amended our articles of incorporation to reflect the increase in authorized shares of common stock. The increase in authorized common stock will allow our board to issue shares as deemed necessary; however, our shareholders may experience a dilution in the value per share of their common stock as more shares are issued.

Recent Sales of Unregistered Securities

     On November 29, 2001, we issued an aggregate of 400,000 common shares valued at approximately $40,000 to UTEK Corporation in consideration for technology services to be provided under an agreement dated November 28, 2001. The shares vest in the amount of 33,333 shares per month over a twelve month period. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On February 5, 2002 we issued an aggregate of 10,300,000 common shares to satisfy debts under promissory notes. We issued 5,800,000 shares valued at approximately $60,000 to DL Capital, Inc.; we issued 3,060,000 shares valued at approximately $32,000 to The Wellesley Capital Group, LLC and issued 1,440,000 shares valued at approximately $15,000 to The Jericho Group, LLC.
We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On February 5, 2002 we issued an aggregate of 700,000 common shares valued at approximately $9,800 to twelve shareholders of NetMart 2020,Inc. in exchange for approximately 2.1 million shares of that corporation. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit    Description

2.1 Agreement and Plan of Reorganization between Corvallis and USAStar-Texas, dated October 31, 2000 (Incorporated by reference to exhibit 2.1 of Form 10-Q filed on November 14, 2000.)

2.2 Agreement and Plan of Reorganization between USAOneStar and Palladium-Kentucky, dated August 31, 2001 (Incorporated by reference to exhibit 2.1 of Form 8-K filed on September 14, 2000.)

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 8-K filed on February 7, 2002)

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

(b)     REPORTS ON FORM 8-K

      On November 6, 2001, we filed a Current Report on Form 8-K under Item 4 regarding the dismissal of Chisholm & Associates and the engagement of McCauley Nicolas & Company, LLC as our auditors.

      On November 13, 2001, we filed an amended Current Report on Form 8-K under Items 1, 2, 5 and 7 regarding the acquisition of Palladium-Kentucky. Audited financial statements were filed for the six month period ended June 30, 2001 and for the two year periods ended December 31, 2000 and 1999. Unaudited pro forma were filed for the six month period ended June 30, 2001 and the year ended December 31, 2000.

      On February 7, 2002, we filed a Current Report on Form 8-K under Item 4 regarding the dismissal of McCauley Nicolas & Company, LLC and the engagement of Chisholm & Associates as our auditors. We also reported under item 5 the amendment to our articles of incorporation which changed our name to Palladium Communications, Inc. and an increased our authorized common stock to 900,000,000.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                          Palladium Communications, Inc.


                               /s/ Raymond C. Dauenhauer, Jr.
Date:   2-16, 2002        By:_____________________________________
                             Raymond C. Dauenhauer, Jr.
                             President, CEO and Director