Form 10QSB
period 2002-03-31
PALLADIUM COMMUNICATIONS INC
filed 2002-05-15
CIK 824851

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB



[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For quarterly period ended:    March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 33-18143-D

                  PALLADIUM COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)


        Nevada                                               87-0449399
      (State of incorporation)      (I.R.S. Employer Identification No.)

                   416 W. Muhammad Ali Boulevard
                    Louisville, Kentucky 40202
                          (502) 585-6364
  (Address and telephone number of principal executive offices)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No  [  ]

As of May 1, 2002, the registrant had a total of 211,149,998 common shares outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis..............................8

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds........................10

Item 6:  Exhibits and Reports on Form 8-K.................................11












                  PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)

                       Financial Statements

                          March 31, 2002

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                          Balance Sheets


                              ASSETS

                                                     March 31,     June 30,
                                                      2002           2001
                                                  ------------- -------------
                                                    (Unaudited)
Current Assets
  Cash                                            $     86,462  $     81,809
  Accounts Receivable                                    3,700       155,715
  Accounts Receivable - Other                                -             -
  Notes Receivable, net                                 59,224        60,000
  Prepaid Expenses                                     142,139             -
  Interest Receivable                                    7,500         7,500
  Deferred Income Taxes                                 11,000        11,000
                                                  ------------- -------------

Total Current Assets                                   310,025       316,024
                                                  ------------- -------------

Property & Equipment, Net                               50,770        23,079
                                                  ------------- -------------

    Total Assets                                  $    360,795  $    339,103
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $      4,886  $     10,967
  Accrued Expenses                                      26,423        30,062
  Deferred Revenues                                     47,477             -
  Current Portion of Long-Term Debt                    158,000             -
                                                  ------------- -------------

Total Current Liabilities                              236,786        41,029
                                                  ------------- -------------
Long Term Liabilities
  Deferred Income Taxes                                  1,300         1,300
  Notes Payable                                        158,000             -
  Notes Payable - Related Party                         13,990             -
  Less: Current Portion of Long-Term Debt             (158,000)            -
                                                  ------------- -------------

Total Long Term Liabilities                             15,290         1,300
                                                  ------------- -------------

    Total Liabilities                                  252,076        42,329
                                                  ------------- -------------
Stockholders' Equity
  Common Stock, Authorized 900,000,000 Shares
   of $.001 Par Value, Issued and Outstanding
   211,150,000 and 183,000,000, Respectively           211,150       183,000
  Additional Paid in Capital                           525,449        68,028
  Retained Earnings (Deficit)                         (627,880)       45,746
                                                  ------------- -------------

Total Stockholders' Equity                             108,719       296,774
                                                  ------------- -------------

    Total Liabilities and Stockholders' Equity    $    360,795  $    339,103
                                                  ============= =============



                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                     Statements of Operations
                           (Unaudited)



                              For the three  For the three For the nine  For the nine
                              months ended   months ended  months ended  months ended
                              March 31,      March 31,     March 31,     March 31,
                              2002           2001          2002          2001
                              -------------- ------------- ------------- -------------
Revenues                      $     117,408  $    248,145  $    426,878  $    933,657

Cost of Sales                        31,873        57,786       106,476       182,509
                              -------------- ------------- ------------- -------------

Gross Profit (Loss)                  85,535       190,359       320,402       751,148
                              -------------- ------------- ------------- -------------
Operating Expenses
  General & Administrative          356,823       157,823       882,999       532,491
                              -------------- ------------- ------------- -------------

    Total Expenses                  356,823       157,823       882,999       532,491
                              -------------- ------------- ------------- -------------

Net Operating Income (Loss)        (271,288)       32,536      (562,597)      218,657
                              -------------- ------------- ------------- -------------
Other Income(Expense)
  Impairment of Goodwill           (116,800)            -      (116,800)            -
  Gain on Disposal of Assets              -             -             -        98,289
  Interest Income                         -             -           836         2,500
  Miscellaneous Income                    -         4,700         4,935        11,086
                              -------------- ------------- ------------- -------------

    Total Other Income(Expense)    (116,800)        4,700      (111,029)      111,875
                              -------------- ------------- ------------- -------------
Income (Loss) Before
 Income Taxes                      (388,088)       37,236      (673,626)      330,532

Provision (Benefit)
 for Income Taxes                         -             -             -         5,200
                              -------------- ------------- ------------- -------------

Net Income (Loss)             $    (388,088) $     37,236  $   (673,626) $    335,732
                              ============== ============= ============= =============

Net Income (Loss) Per Share   $       (0.00) $       0.00  $      (0.00) $       0.00
                              ============== ============= ============= =============
Weighted Average Shares
 Outstanding                    207,233,333   183,000,000   201,759,259   183,000,000
                              ============== ============= ============= =============






                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                     Statements of Cash Flows
                           (Unaudited)

                                                         For the nine months ended
                                                                  March 31,
                                                              2002          2001
                                                         ------------- -------------
Cash Flows from Operating Activities
  Net Income (Loss)                                      $   (673,626) $    335,732
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                4,500         4,860
     (Gain) on Disposal of Assets                                   -       (98,289)
     Bad Debts                                                      -        40,000
     Deferred Income Taxes                                          -        (5,200)
     Stock Issued for Services                                 77,500             -
     Impairment of Goodwill                                   116,800             -
  Change in Assets and Liabilities (Net of Acquisition)
     (Increase) Decrease in:
     Accounts Receivable                                      166,012      (102,129)
     Prepaid Expenses                                         284,274             -
     Other Receivable                                               -         1,004
     Interest Receivable                                            -        (2,500)
     Increase (Decrease) in:
     Deferred Revenues                                       (106,355)            -
     Accounts Payable                                         (14,983)     (111,339)
     Accrued Expenses                                          (7,805)      (14,476)
                                                         ------------- -------------

  Net Cash Provided(Used) by Operating Activities            (153,683)       47,663
                                                         ------------- -------------

Cash Flows from Investing Activities
  Cash from Acquisition                                           310             -
  Proceeds from Notes Receivable                                  776             -
  Purchase of Equipment                                          (750)       (6,763)
                                                         ------------- -------------

  Net Cash Provided (Used) by Investing Activities                336        (6,763)
                                                         ------------- -------------
Cash Flows from Financing Activities
  Proceeds from note payable                                  158,000             -
                                                         ------------- -------------

Increase (Decrease) in Cash                                     4,653        40,900
                                                         ------------- -------------

Cash and Cash Equivalents at Beginning of Period               81,809         5,790
                                                         ------------- -------------

Cash and Cash Equivalents at End of Period               $     86,462  $     46,690
                                                         ============= =============
Cash Paid For:
  Interest                                               $          -  $          -
  Income Taxes                                           $          -  $          -

Non-Cash Activity:
  Stock Issued for Services                              $     77,500  $          -
  Stock Issued for Debt                                  $    107,000  $          -
  Stock Issued for Investment                            $      9,800  $          -





                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                  Notes to Financial Statements
                          March 31, 2002



GENERAL

Palladium Communications, Inc. (formerly USAOneStar.Net, Inc.) the Company has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2001.

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

ACQUISITION OF USAONESTAR, INC.

On August 31, 2001, USAOneStar, Inc. (USA), a public company, entered into an Agreement and Plan of Reorganization with Palladium Communications,Inc. (Palladium), a private company. USA issued 183,000,000 shares of its common stock valued at $700,000 for all of the outstanding shares of Palladium. The acquisition has been accounted for as a reverse acquisition with Palladium being the accounting survivor. The financial statements include the accounting history of Palladium. After the acquisition, USA changed its name to Palladium.

ACQUISITION OF NETMART 2020, INC.

On February 5, 2002, the Company issued 700,000 shares of its common stock valued at $9,800 for all of the outstanding shares of NetMart 2020, Inc. (NetMart), a private company. The acquisition has been recorded as a purchase with NetMart becoming a wholly-owned subsidiary. At the date of acquisition, NetMart had no assets and $107,000 in liabilities. Goodwill of $116,800 has been recorded for the acquisition. The Company has determined that the goodwill is impaired as of March 31, 2002 and has recognized a loss of $116,800.

     In this report references to "Palladium," "we," "us," and "our" refer to Palladium Communications, Inc.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Palladium's control. These factors include but are not limited to economic conditions generally and in the industries in which Palladium may participate; competition within Palladium's chosen industry; technological advances in the industry; and failure by Palladium to successfully develop business relationships.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

     We offer telecommunications services and Internet access to small- to mid-sized businesses, families and individuals. We rely on commissioned sales persons and a network marketing structure to sell our products to customers and independent representatives, and we rely on our independent representatives to sponsor new representatives. We had a retained deficit of $627,880 at the nine month period ended March 31, 2002, and we recorded a net loss of $673,626 for that period. Our fiscal year ends June 30.

     Reverse Merger Treatment In December 2000 Corvallis, Inc., our predecessor, merged with USAOneStar.Net,. Inc., a Texas corporation.
Corvallis was the surviving entity and changed its name to USAOneStar. Net, Inc. The merger was accounted for as a "reverse merger" and the accounting survivor was USAStar/Texas. The reverse merger was completed by the exchange of 13,500,000 shares of the Corvallis common stock for all the outstanding stock of USAOneStar/Texas. For tax purposes, the merger was structured to qualify as a tax free exchange pursuant to Section 368 (a)(1)(B) of the Internal Revenue Code, as amended. For accounting purposes, USAStar/Texas was acquired for approximately 13.5 million shares valued at $13,500. The merger was accounted for under the purchase method of accounting and as a result USAStar/Texas' results of operations was included with Corvallis' from the closing date and USAStar/Texas' consolidated assets and liabilities were recorded at their fair values at the same date.

     Reverse Acquisition Treatment   In December 2001, USAOneStar.Net, our
predecessor, acquired Palladium Communications, Inc., a Kentucky corporation. USAOneStar acquired Palladium/Kentucky's common shares through a stock-for-stock exchange structured to qualify as a tax-free exchange under
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. In conformance with generally accepted accounting principles, the acquisition was accounted for as a "reverse acquisition" and the accounting survivor was Palladium/Kentucky. USAOneStar exchanged 183 million common shares, with an estimated value of $700,000, for approximately 6,203 shares of Palladium/Kentucky common stock. After the acquisition, USAOneStar changed its name to Palladium Communications, Inc.

Results of Operations

     The following discussions are based on the consolidated operations of Palladium and Palladium/Kentucky and comparisons are presented for the three month period (third quarter) and the nine month period ended March 31, 2002. Revenues are recognized as required by the SEC Staff Accounting Bulletin No. 101, which requires sales based on long term agreements for telecommunication services, web-based applications and web site hosting to be recognized ratably over the initial term of the contract. Monthly charges for services are recognized when billed.

     Revenues for the nine month period ended March 31, 2002, decreased $506,779 compared to the nine month period ended March 31, 2001, and revenues decreased $130,737 for the 2002 third quarter compared to the 2001 third quarter. The decrease in revenues for the 2002 periods was primarily the result of the loss of a major customer, Adelphia Communications Corporation, in late fiscal year 2001.

     Cost of sales consist of the cost of finished products, such as software, purchased from third-party vendors. Cost of sales decreased $76,033 for the 2002 nine month period compared to the 2001 nine month period and decreased $25,913 for the 2002 third quarter compared the 2001 third quarter. Accordingly, our gross profit for the 2002 nine month period decreased $430,746 compared to the 2001 nine month period and decreased $104,824 for the 2002 third quarter compared to the 2001 third quarter.

     Total operating expenses include general and administrative expenses, which represent employees' salaries, office expenses and consulting fees. These expenses increased $350,508 for the 2002 nine month period compared to 2001 nine month period and increased $199,000 for the 2002 third quarter compared to the 2001 third quarter. These expenses increased primarily as a result of compensation expense related to consultant employment agreements for services to be rendered during fiscal year 2002. As a result, we recorded a net operating loss of $562,597 for the 2002 nine month period compared to a net income of $218,657 for the 2001 nine month period. Also, we recorded a net operating loss of $271,288 for the 2002 third quarter compared to a net income of $32,536 for the 2001 third quarter.

    We recorded total other expense of $111,029 for the 2002 nine month period. This expense was primarily the result of an impairment of goodwill in
the amount of $116,800 related to our acquisition of NetMart 2020, Inc.   For
the 2001 nine month period we recorded total other income of $111,875, which was primarily the result of a gain on disposal of assets related to shut down of our Owensboro, Kentucky, operations during the 2001 nine month period.

     We recorded a net loss of $673,626 for the 2002 nine month period compared to net income of $335,732 for the 2001 nine month period. An net loss of $388,088 was recorded for the 2002 third quarter compared to a net income of $37,236 for the 2001 comparable period. As a result of the number of weighted average shares outstanding, we posted no net income or loss per share for any period.

Liquidity And Capital Resources

     We have funded our cash requirements primarily through revenues and loans. At the end of the nine month period ended March 31, 2002, we had $86,462 cash on hand and total current assets of $310,025 compared to $81,809 cash on hand and total current assets of $316,024 at the fiscal year ended June 30, 2001. Total current assets at March 31, 2002, included $142,139 allocated to prepaid expenses related to 685,000 common shares issued in August 2001 for consulting services to be rendered during the 2002 fiscal year. Our total current liabilities were $236,786 at the end of the 2002 nine month period compared to $41,029 at the 2001 fiscal year end. Deferred revenue of $47,477and the current portion of long-term debt in the amount of $158,000 represented 86.8% of the 2002 nine month period total current liabilities. Our working capital dropped to $73,239 at the end of the 2002 nine month period compared to $274,995 at the 2001 fiscal year end.

     Net cash used for operations in the 2002 nine month period was $153,683 compared to net cash provided by operating activities of $47,663 for the 2001 comparable period. Net cash provided by investing activities was $336 for the 2002 nine month period compared to net cash used by investing activities of $6,763. Proceeds of $158,000 from notes payable represented the net cash provided by financing activities for the 2002 nine month period.

     As of March 31, 2002, our principal commitments consisted of approximately $3,000 per month for office space. Then on February 28, 2002, we entered into a securities purchase agreement with four accredited investors in which we agreed to sell an aggregate of $400,000 in secured convertible debentures, with 12% interest, and to grant warrants to purchase 1,200,000 common shares. The issuance of this debt may result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

     The convertible debentures are secured by all of our assets and they mature on February 28, 2003. We agreed to pay interest on the convertible debentures, at the holder's option, either quarterly beginning on March 31, 2002, or upon conversion. We estimate the quarterly interest payments for the convertible debentures could total approximately $48,000. The warrants expire through February 28, 2005, and have exercise prices based on calculations related to the trading price of our shares on the OTC Bulletin Board. As part of this agreement, we also agreed to register a yet to be determined amount of common shares which may be required for the conversion of the debentures and exercise of the warrants.

     During the 2002 nine month period we were unable to fund our operations with revenues alone. As a result, management believes that our cash needs for at least the next twelve months may require a combination of revenues, loans and/or sales of our common stock. However, as part of the securities purchase agreement discussed above, we agreed to a lock-up period which restricts our ability to obtain additional financing. The lock-up period begins February 28, 2002, and ends on the later of November 25, 2002, or 180 days from the effective date of the registration statement which registers the underlying common stock to be reserved for conversion of the debentures and warrants.

     During the lock-up period we have agreed not to obtain certain types of additional equity financing without prior consent from a majority-in-interest of the investors. We may not obtain equity financing without prior consent of the investors if the transaction involves the issuance of common stock at a discount to the market price of our common stock; if the financing involves convertible securities convertible into an indeterminate number of shares; or, involves the grant of warrants. We also agreed to provide each investor with the option to purchase pro rata any securities we may offer in any future offerings, subject to certain exemptions, during the period beginning on the closing date and ending two years after the end of the lock-up period. In addition, so long as we have obligations under the secured convertible debentures, we must obtain written consent from the investors before we pay any dividends, repurchase our common shares, borrow money, sell any significant portion of our assets, lend money or assume contingent liabilities; unless these transactions are in the ordinary course of our business.

     We may realize $660,000 in income if our arbitration with Adelphia Business Solutions is decided in our favor. This agreement required Adelphia to pay a post termination payment to Palladium for a period of one year after the termination of the agreement. The parties disagree upon the actual termination date and on October 21, 2001, we filed an arbitration with the American Arbitration Association to establish the termination date as November 4, 2001, rather than November 4, 2000. If we are successful in the arbitration, then Adelphia will be required to pay the post termination payments for the 2001 year. We cannot assure the outcome of this arbitration.

     Management intends to focus on the development of alternative sources of revenue to maintain cash flow and improve profitability for the long term. Management expects the $400,000 provided by the securities purchase agreement to provide working capital to cover revenue short falls in the short term. Additional debt financing or equity transactions may be required if revenues are insufficient to fund operations.


                   PART II:  OTHER INFORMATION

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

Limitations on Shareholder Rights

     While we have obligations under the secured convertible debentures, described above, we must obtain written consent from the investors before we pay any dividends on our common stock. We have not paid cash or stock dividends in the past and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business.

Recent Sales of Unregistered Securities

     On February 28, 2002, we agreed to sell secured convertible debentures and to grant warrants to four accredited investors. The secured convertible debentures carry a 12% interest rate and mature February 28, 2003. The debentures may be converted into common shares based upon the market price of our shares at the time of conversion. We also granted warrants to purchase 1,200,000 common shares, which expire through February 28, 2005. The exercise price of the warrants will be determined by the trading price of our common shares at the time of exercise. We relied upon an exemption from registration for a limited offering provided by Rule 505 of Regulation D under the Securities Act. This offering did not exceed the $5 million aggregate limitation for sales of securities pursuant to Rule 505(b)(2) for the twelve months prior to and during the offering and all purchasers were accredited investors.

     On February 28, 2002, we issued 750,000 common shares valued at $37,500 to NIR Group, Inc. for consulting services related to a securities purchase agreement. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On February 5, 2002, we issued an aggregate of 10,300,000 common shares to satisfy debts under promissory notes. We issued 5,800,000 shares valued at approximately $60,000 to DL Capital, Inc.; we issued 3,060,000 shares valued at approximately $32,000 to The Wellesley Capital Group, LLC and issued 1,440,000 shares valued at approximately $15,000 to The Jericho Group, LLC.
We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On February 5, 2002 we issued an aggregate of 700,000 common shares valued at approximately $9,800 to twelve shareholders of NetMart 2020,Inc. in exchange for approximately 2.1 million shares of that corporation. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     In each of the private transactions above we believe that each purchaser:
(i) was aware that the securities had not been registered under federal securities laws; (ii) acquired the securities for his/her/its own account for investment purposes of the federal securities laws; (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and (iv) was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


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

10.3 Securities Purchase Agreement between Palladium and Accredited Investors, dated February 28, 2002.

(b)   Reports on Form 8-K

      On February 7, 2002, we filed a Current Report on Form 8-K under Item 4 regarding the dismissal of McCauley Nicolas & Company, LLC and the engagement of Chisholm & Associates as our auditors. We also reported under item 5 the amendment to our articles of incorporation which changed our name to Palladium Communications, Inc. and increased our authorized common stock to 900,000,000.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Palladium Communications, Inc.



                                 /s/ Raymond C. Dauenhauer, Jr.
Date: 5-15 -, 2002           By:_____________________________________
                                Raymond C. Dauenhauer, Jr.
                                President, CEO and Director


                                 /s/ Jeffrey A. Underhill
Date: 5-15-02                By:________________________________________
                                Jeffrey A. Underhill
                                Secretary/Treasurer and Director