Form 10KSB
period 2002-06-30
PALLADIUM COMMUNICATIONS INC
filed 2002-10-02
CIK 824851

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File No. 33-18143-D

                  PALLADIUM COMMUNICATIONS, INC.
       (Exact name of small business issuer in its charter)

             Nevada                                   87-0449399
      (State of incorporation)         (I.R.S. Employer Identification No.)

416 W.  Muhammad Ali Boulevard, Louisville, Kentucky         40202
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number: (502) 585-6364
Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer's revenues for its most recent fiscal year: $468,068

The aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $355,946; computed by reference to the price at which the common stock was sold in the over-the-counter market on September 4, 2002.

As of September 4, 2002, the issuer had 211,907,574 outstanding shares of its common stock.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I
Item 1.      Description of Business ......................................3
Item 2.      Description of Property ......................................7
Item 3.      Legal Proceedings ............................................7
Item 4.      Submission of Matters to a Vote of Security Holders ..........7

                             PART II

Item 5.      Market for Common Equity and Related Stockholder Matters .....7
Item 6.      Management's Discussion and Analysis ........................10
Item 7.      Financial Statements ........................................14
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................31

                             PART III

Item 9.      Directors and Executive Officers; Compliance
             with Section 16(a)...........................................31
Item 10.     Executive Compensation ......................................32
Item 11.     Security Ownership of Certain Beneficial Owners
             and Management ..............................................32
Item 12.     Certain Relationships and Related Transactions ..............33
Item 13.     Exhibits and Reports on Form 8-K ............................34

                              PART I

In this report references to "Palladium," "we," "us," and "our" refer to Palladium Communications, Inc.

                    FORWARD LOOKING STATEMENTS

      This annual report contains certain forward-looking statements and any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Palladium's control. These factors include but are not limited to economic conditions generally and in the industries in which Palladium may participate; competition within Palladium's chosen industry, including competition from much larger competitors; technological advances; and failure by Palladium to successfully develop business relationships.

                              PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

      Corvallis, Inc. was incorporated in the state of Nevada on September 28, 1987 to seek business opportunities. On October 31, 2000, Corvallis and USAStarOne.Net, Inc., a Texas corporation, entered into an Agreement and Plan of Reorganization by which Corvallis merged with USAOneStar/Texas through a stock-for-stock exchange. The agreement provided that Corvallis was the surviving entity of the merger and it acquired the business operations, products and assets of USAOneStar/Texas. USAOneStar/Texas was incorporated on July 21, 2000, and was an Internet service provider using a network marketing structure for distribution of its services. Pursuant to the merger agreement, Corvallis issued 13,500,000 shares in a stock-for-stock exchange for the 1,000,000 outstanding shares of common stock of USAOneStar/Texas and Corvallis changed its name to USAOneStar.Net, Inc. The shareholders of USAOneStar/Texas, acquired 89.9% of the 15,005,000 shares outstanding immediately after the share exchange.

      On August 31, 2001, USAOneStar.Net, Inc. and Palladium Communications, Inc., a Kentucky corporation, entered into an Agreement and Plan of Reorganization by which USAOneStar acquired Palladium/Kentucky as a wholly-owned subsidiary through a stock-for-stock exchange.
Palladium/Kentucky was incorporated in April 23, 1998, and was a reseller of telecommunications services. Pursuant to the agreement, USAOneStar issued 183,000,000 common shares valued at approximately $700,000 to the shareholders of Palladium/Kentucky in exchange for approximately 6,500 issued and outstanding shares of Palladium/Kentucky, which represented 100% of that company's issued and outstanding shares. Upon completion of the share exchange, Palladium/Kentucky's shareholders held approximately 92% of the 199,000,000 shares of common stock outstanding immediately after the share exchange. Subsequently, USAOneStar changed its name to Palladium Communications, Inc.

      On February 5, 2002 we issued an aggregate of 700,000 common shares valued at approximately $9,800 to twelve shareholders of NetMart 2020, Inc., a private company, in exchange for approximately 2.1 million shares of that corporation. As a result we acquired NetMart 2020 as our wholly owned subsidiary.

Business

      We offer telecommunications services to small- to mid-sized businesses, families and individuals. We enter into agent agreements with various local carriers of telecommunications services and our commissioned sales persons market these services to the public. During our past fiscal year ended June 30, 2002, we also offered

Internet access and telecommunications services through a network marketing program called USAStar.Net. At the end of our fiscal year management determined it would be in our best interest to cease operations of this program and focus on telecommunications services.

      Services and Products

      Palladium/Kentucky entered the telecommunications market in 1998 to capitalize upon the competitive opportunities which resulted from Congressional passage of the Telecommunications Act of 1996. The Telecommunications Act of 1996 required incumbent local exchange carriers, such as the Regional Bell operating companies and GTE, to cooperate in opening up their local telephone markets to competition as a "quid pro quo" for gaining access to the long-distance telephone markets. In order to accomplish this, the incumbent carriers allowed competitive local exchange carriers to resell local dial-tone telephone service using the incumbent carriers' long distance transmission lines. We enter into agent agreements with these local carriers and resell the service to the public. In most areas the local carrier provides the customer service using their own switches and fiber optic networks and also provides the billing functions.

      Through our agent agreements with telecommunications providers we are able to provide local dial-tone, wireless service, cellular services, data services, and voice messaging. Customers are able to switch from incumbent carriers to our service in a generally seamless manner, maintaining their same phone numbers, phone lines, services, etc. They are simply billed from the new provider rather than by the incumbent or local carrier. We typically can provide telecommunication services to businesses for a savings of at least 10% compared to the services offered by local carriers

      During the 2002 fiscal year we also provided dial-up and direct service link service to the Internet through the USAStar.Net network marketing program. We provided two types of domain hosting: One where the user is provided a personal domain and uniform resource locator with up to 25 megabytes of storage, and the second type with shopping cart software, plus, 50 megabytes of storage. In addition, each of our Internet service dial-up or direct service link customers received a CD-ROM-based interactive educational software package, which was designed to provide these customers with the necessary tools to access and use the Internet. It included educational programs ranging from basic "point-and-click" techniques to the development of web sites, along with lessons involving computer and Internet fundamentals, the Windows operating system, word processing, spreadsheets, web site development, etc.

      Distribution

      As of September 4, 2002, we rely on approximately 20 commissioned sales persons to offer our services to individuals, families and businesses. We try not to rely upon any single local carrier to supply services to our customers. Instead, in most markets we enter into agent agreements with multiple local carriers when there are multiple providers of local dial-tone service. This concept of representing multiple suppliers to and for the benefit of a customer is a unique aspect of our business plan. Our contracts with local carriers also prevent them from offering local dial-tone service to our customers at a lower price than we charge.

      We have agent agreements with an array of telecommunication providers. Our agreements with providers, such as, USLEC, New South Communications, Access Point, NuVox, TalkAmerica, E.Spire and Z.Tel, allow us to provide local dial-tone service to our customers. We offer long distance service through agreements with Trans National Communications International (TNCI), OPEX, PowerNet Global and AMI who have partnership agreements with, Qwest, Sprint, Cable & Wireless and AT&T. Other agreements with telecommunications providers, including Verizon, AT&T, Powertel, etc., allow us to provide cellular service to our customers. Finally, other providers permit us to offer data services, and voice messaging.

      We rely on the physical infrastructure of the local carrier or incumbent carrier, which decreases our cost of operations, but gives us little control over operation of the system. This approach gives us the opportunity to use state of the art technology without expending funds to build, maintain or operate these networks. For example, some of the local carriers have their own fiber optic cable as opposed to the copper cable, which most incumbent carriers still use. A fiber optic infrastructure improves quality of service and reduces the potential for a customer's loss of service. If a fiber optic cable is cut, the signal is immediately re-routed in micro-seconds along an alternative path, and the customer is likely unaware that anything has gone wrong. With copper cable, a cut in the line eliminates service for up to several hours.

      During fiscal year 2002 the USAStar.Net network marketing program relied on approximately 700 active independent representatives to sell our Internet access and telecommunications services to customers and independent representatives. These independent representatives also could sponsor new independent representatives. The USAStar.Net network marketing program purchased access service from third-party Internet access vendors. These vendors either operated their own proprietary network infrastructure or purchased access service from a wholesale access vendor. The access services varied from dial-up modem access for individuals and small businesses to high-speed dedicated transmission lines for broadband access by large organizations.

      Network Marketing

      USAStar.Net relied on a network marketing structure to sell our services, but we discontinued this network marketing operation. Generally, an individual or business entity could become an independent representative by completing an application and purchasing a business building starter kit for approximately $298. The kit included a web site and marketing materials, policies and training materials for business building. Independent representatives were independent contractors; not our employees. In general, each independent representative was paid commissions on his or her sales and sales made by independent representatives that he or she had sponsored.

      The commission structure of the USAStar.Net business also created incentives for independent representatives to recruit other independent representatives to the program. For each sale or renewal of a telecommunication service or Internet access service subscription to a customer, a commission was paid to the independent representative who was responsible for the new subscription or renewal and a commission was paid to the independent representative who recruited the independent representative who made the sale. Additional commissions were paid to an independent representative as independent representatives that were recruited into the program by that independent representative recruited other independent representatives who, in turn, effected sales or renewals of services.

       The amount of the commission paid to an independent representative in connection with the sale or renewal varied according to the proximity of the independent representative within the chain of representatives above the representative who received direct credit for the sale or renewal.

      Market

      Our current market focus is small- to mid-sized businesses, families and individuals. Our telecommunications services are primarily focused in the state of Kentucky; however, management anticipates geographic expansion into other market areas, such as the Southeastern and Mid-Atlantic states. We focus our marketing efforts on commercial customers because they typically use higher volumes of telecommunication services compared to residential customers. Also, commercial customers use these services on weekdays during business hours when rates are higher.

      Competition

      The market for the provision of telecommunications services is extremely competitive. We compete against incumbent carriers such as the "baby Bell" companies, local carriers, other telecommunications agents, and numerous regional and local Internet service providers. Our current and prospective competitors include many large companies that have substantially greater market presence, brand name recognition and financial, technical, marketing and other resources. We cannot assure you that we will be able to compete successfully against current or future competitors.

      We expect the primary competitive factors determining our success as a telecommunications provider will be:
      o       A reputation for reliability and high-quality service;
      o       Effective customer support;
      o       Pricing;
      o       Effective marketing techniques for customer acquisition;
      o       Ease of use; and
      o       Scope of geographic coverage.

      With respect to our potential competitors, we anticipate that changes in regulations may foster competition in the telecommunications market (See, "Government Regulation," below). Also, our competitors are seeking regulatory relief designed to promote competition. If these competitors are successful in their strategy, then our business may be adversely affected..

      Major Providers

      We currently rely on twelve local telecommunications providers and four long distance providers. In prior periods we conducted business primarily with one telecommunications provider, Adelphia Business Solutions, who accounted for 76% of our total revenues for the transition period ended June 30, 2001; 77% of total revenues for the year ended December 31, 2000; and 95% of total revenues for the year ended December 31, 1999. We terminated our agreement with Adelphia Business Solutions in November 2001. (See, "Item 3. Legal Proceedings," below.)

      Trademarks, License and Intellectual Property

      We do not hold any patents, trademarks or copyrights. As an agent of telecommunication service providers we are not subject to licensure.

      Government Regulation

      The Federal Communications Commission ("FCC") regulates rates and other aspects of incumbent and local carriers' provision of interstate telecommunications services. State regulatory commissions have jurisdiction over incumbent and local carriers' provision of intrastate telecommunications services on their networks. As an agent for local carriers we are not currently subject to direct regulation by the FCC or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally.

      Governmental regulatory approaches and policies for agents of telecommunication services are continuing to develop and in the future we may be exposed to regulation by the FCC or other federal agencies or by state regulatory agencies or bodies.

      Network Marketing Activities. Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and foreign countries. The purpose of these laws and regulations is to ensure that distributors are being compensated for sales of products and not for recruitment of new distributors. The extent and provisions of these laws vary from state to state and internationally. We believe that the USAStar.Net method of distribution was in compliance in all material respects with the laws and regulations relating to direct selling activities in the United States. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games," "business opportunity" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products.

      Employees

      We have 10 full time employees. Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.


                 ITEM 2.  DESCRIPTION OF PROPERTY

      Our principal executive offices are located in downtown Louisville, Kentucky, where we occupy office space in the Kentucky Towers. We lease the property jointly with T.J. Associates, a related party, and pay approximately $2,100 per month. This lease will expire in March 2004.


                    ITEM 3.  LEGAL PROCEEDINGS

      On October 14, 1997, Palladium's predecessor, UniVersal Communications LLC entered into an Sales Agent Agreement for local dial-tone service with Hyperion Telecommunications, Inc., now known as Adelphia Business Solutions, Inc. The agreement allowed for renewal for one year automatically after the initial two year term and either party could terminate the agreement by written notice within 30 days of the renewal date. The agreement was terminated, but the parties disagree upon the actual termination date. Per the agreement, Adelphia is required to pay a post termination payment to Palladium for a period of one year after termination. On October 21, 2001 we filed an arbitration with the American Arbitration Association to establish the termination date as November 4, 2001 rather than November 4, 2000. Since Adelphia Business Solutions filed for bankruptcy the outcome of this arbitration remains uncertain.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

      We have not submitted a matter to a vote of security holders through the solicitation of proxies, or otherwise, during the fourth quarter of the fiscal year covered by this report.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our shares of common stock are traded on the NASD OTC Bulletin Board under the symbol "PDMC." We have a limited trading market for our shares of common stock and we cannot ensure that an active market will develop. As of September 4, 2002, we had 211,907,574 shares of common stock outstanding. We estimate 205,211,682 shares of our outstanding common stock are restricted shares, as that term is defined in Rule 144, and 6,695,892 shares are unrestricted. We also have secured convertible debentures and warrants which may be converted into common stock. See, "Common Stock Registration," below.

      The following table lists the quarterly high and low bid prices of our common stock in the over-the-counter market for the two most recent fiscal years. This information was provided by Nasdaq Trading and Market Services. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

      Fiscal Quarter Ended                  High Bid             Low Bid
      --------------------                  --------            --------

      September 30, 2000                    $   5.00            $   4.00
      December 31, 2000                         3.25                1.25

      March 31, 2001                            3.63                1.31
      June 30, 2001                             2.25                0.59

      September 30, 2001                    $   1.01            $   0.22
      December 31, 2001                         1.01                0.16
      March 31, 2002                            0.10                0.01
      June 30, 2002                             0.035               0.01

      Our shares may be subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
      o registered and traded on a national securities exchange meeting specified criteria set by the SEC;
      o      authorized for quotation from the NASDAQ stock market;
      o      issued by a registered investment company; or
      o excluded from the definition on the basis of share price or the issuer's net tangible assets.

      These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.
Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

      As of September 4, 2002 we had approximately 535 stockholders of record.

Dividends

      We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business. We are currently subject to a lock-up agreement which requires the consent of the investors prior to the payment of dividends on our common stock. Therefore, the payment of any cash dividends on our common stock is unlikely. However, our board of directors may revisit this matter from time to time and may determine our earnings, financial condition, capital requirements and other factors allow the payment of dividends.

Securities Under Equity Compensation Plans

      We do not have any securities authorized for issuance under any equity compensation plan .

Recent Sale of Unregistered Securities

      The following discussion describes all securities sold by Palladium without registration during the past three years.

      On March 12, 2002 we issued 750,000 common shares valued at $22,500 to N.I.R. Group, Inc. for consulting services related to a securities purchase agreement. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On February 28, 2002 we agreed to sell secured convertible debentures and to grant warrants to four accredited investors. The secured convertible debentures carry a 12% interest rate and mature February 28, 2003. The debentures may be converted into common shares and the amount of common shares will be determined upon the market price of our shares at the time of conversion. We also agreed to grant warrants to purchase 600,000 common shares, which expire through February 28, 2005. The exercise price of the warrants will be determined by the trading price of our common shares at the time of exercise. We relied on an exemption from registration for a limited offering to accredited investors provided by Rule 506 of Regulation D of the Securities Act.

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

      On February 5, 2002 we issued an aggregate of 700,000 common shares valued at approximately $9,800 to twelve shareholders of NetMart 2020, Inc. in exchange for approximately 2.1 million shares of that corporation. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On November 29, 2001 we issued an aggregate of 400,000 common shares valued at approximately $40,000 to UTEK Corporation in consideration for technology services to be provided under an agreement dated November 28, 2001. The shares vest in the amount of 33,333 shares per month over a twelve month period. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On August 31, 2001 our Board authorized the issuance of an aggregate of 183,000,000 common shares valued at approximately $700,000 to the twenty-five shareholders of Palladium/Kentucky in exchange for approximately 6,500 shares of Palladium/Kentucky common stock outstanding. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On June 29, 2001 our Board authorized the issuance of an aggregate of 310,000 common shares for services valued at approximately $257,300. Of these shares West Park Holdings, LLC received 250,000 shares for advisory services valued at approximately $207,500; 50,000 shares were issued to Video Plus, Inc. for printing and video duplication services valued at approximately $41,500; and Hand Arendall, LLC received 10,000 shares for legal services
valued at approximately $8,300.   We relied on an exemption from registration
for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

      On December 8, 2000 we issued 13,500,000 common shares valued at $13,500 to Lowell G. Mims, Kelly Turner and Richard E. Bowlds in exchange for the 1,000,000 shares of USAOneStar/Texas they each held. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      In each of the private transactions above we believe that each purchaser either had unrestricted access to detailed material information regarding our operations due to personal relationships with us or was provided the same kind of information regarding our operations as would be available in a registration statement. We believe each possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the purchase. Also, we believe each purchaser:
      o was aware that the securities had not been registered under federal securities laws;
      o acquired the securities for his/her/its own account for investment purposes of the federal securities laws;
      o understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and,

      o was aware that the certificate representing the securities would bear a legend restricting its transfer.
      We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Termination of Offering

       On August 7, 2001 we filed a registration statement on Form S-8 (Registration File No. 333-67016) which became effective immediately upon filing with the SEC. We registered 685,000 common shares with an estimated aggregate offering price of $315,100. The shares were issued to five individuals in consideration for certain consultant agreements. These five individuals were the selling stockholders and we did not receive any proceeds from the sale of these shares. As of the date of this filing the selling stockholders have sold all the registered shares and we have terminated this offering.

Common Stock Registration

      We filed a registration statement on Form SB-2 with the SEC on June 17, 2002, which registered 162,400,000 authorized, but not issued, common shares. These shares will be issued to the selling stockholders upon the conversion of secured convertible debentures and/or upon the exercise of warrants. We will not receive any proceeds from the sale of these shares by the selling stockholders. The conversion price of the debentures and the exercise price of the warrants is calculated upon the trading price of our common stock on the OTC Bulletin Board for a 20 trading day period prior to the conversion or exercise. If the trading price of our common stock drops, then the number of shares required to convert the debentures and exercise the warrants will increase. For example: On February 28, 2002 the conversion price for the secured convertible debentures required 12,121,212 common shares to convert the debentures; however, by June 11, 2002 the conversion price required 80,000,000 common shares to convert the debentures.



          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      In December 2000 we evolved from a development stage company with no operations or revenues into a Internet service provider as a result of our merger with USAOneStar/Texas. Then in December 2001 we acquired Palladium/Kentucky, which added telecommunication services to our product line. Palladium/Kentucky was the accounting survivor of the reverse acquisition; consequently, the following discussions are based upon the consolidated financial information of Palladium, formerly USAOneStar.Net, Inc., and Palladium/Kentucky.

      Reverse Merger Treatment - In December 2000 Corvallis, Inc., our predecessor, merged with USAOneStar/Texas. Corvallis was the surviving entity and changed its name to USAOneStar. Net, Inc. The merger was accounted for as a "reverse merger" and the accounting survivor was USAStar/Texas. For tax purposes, the merger was structured to qualify as a tax free exchange pursuant to Section 368 (a)(1)(B) of the Internal Revenue Code, as amended. For accounting purposes, USAStar/Texas was acquired for approximately 13.5 million shares valued at $13,500. The merger was accounted for under the purchase method of accounting and as a result USAStar/Texas' results of operations was included with Corvallis' from the closing date and USAStar/Texas' consolidated assets and liabilities were recorded at their fair values at the same date.

      Reverse Acquisition Treatment - In December 2001 USAOneStar.Net acquired Palladium/Kentucky through a stock-for-stock exchange intended to qualify as a tax-free exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. The acquisition was accounted for as a "reverse acquisition" and the accounting survivor was Palladium/Kentucky. USAOneStar exchanged 183 million common shares, with an estimated value of $700,000, for approximately 6,203 shares of Palladium/Kentucky common stock. After the acquisition, USAOneStar changed its name to Palladium Communications, Inc.

      NetMart 2020 - In February 2002 we acquired NetMart 2020, Inc. as our wholly-owned subsidiary. The acquisition was accounted for under the purchase method of accounting. NetMart had no assets at that time of the acquisition and $107,000 in liabilities and we recognized goodwill of $116,800. However, in June 2002 management determined that the goodwill recorded for the acquisition was impaired and we recognized a loss of $116,800 for the fiscal year ended June 30, 2002.

Results of Operations

      Our fiscal year ends June 30 and Palladium/Kentucky's fiscal year ended December 31. We intend to continue to use the June 30 fiscal year end. Accordingly, the following discussions of results of operations present the financial information for the fiscal year ended June 30, 2002, the six month transition periods ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999. The financial statements for the year ended June 30, 2002 include the accounts of NetMart 2020. The financial statements for the six months ended June 30, 2000 and the years ended December 31, 2000 and 1999 include the accounts of JTC Communications, Inc., a wholly-owned subsidiary which was dissolved and merged with Palladium/Kentucky in September 2000, prior to the reverse acquisition.

      Fiscal Year Ended June 30, 2002 Compared to Year Ended December 31, 2000

      Due to the difference in fiscal years of Palladium and Palladium/Kentucky the following discussions will compare our recent fiscal year ended June 30, 2002 to the last complete fiscal year of Palladium/Kentucky, which ended December 31, 2000.

      The majority of our revenues are from commissions we receive from telecommunication companies for offering their telecommunication services to businesses, families and individuals. Revenues are recognized as required by the SEC Staff Accounting Bulletin No. 101, which requires sales based on long term agreements for telecommunication services, web-based applications and web site hosting to be recognized ratably over the initial term of the contract. Monthly charges for services are recognized when the telecommunication provider receives payment from the customer. Revenues for the year ended June 30, 2002 were $468,068 compared to $1,469,140 for the year ended December 31, 2000. We had decreased revenues in the 2002 year primarily as the result of the loss of a major provider, Adelphia Business Solutions, during 2001.

      Cost of sales consist of phone service costs, commissions on sales and the cost of finished products, such as software, purchased from third-party vendors. Cost of sales were $131,039 for the June 2002 year compared to $459,426 for the December 2000 year. The decrease in cost of sales was directly related to the decrease in revenues. Accordingly, our gross profit for the June 2002 year was $337,029 compared to $1,009,714 for the December 2000 year.

      Total operating expenses include general and administrative expenses, which represent employees' salaries, office expenses and consulting fees. These expenses were $792,274 for the June 2002 year compared to $955,377 for the December 2000 year. These expenses decreased primarily as a result of closing JTC Communications' offices in September 2000. Consequently, we recorded a net operating loss of $455,245 for the June 2002 year compared to a net income of $54,337 for the December 2000 year.

      In late June 2002, our management decided to discontinue the operations of USAStar.Net, our network marketing operations. Hence, we recorded a net operating loss from discontinued operations of $291,271 for the June 2002 year.

      We recorded total other expense of $132,806 for the June 2002 year compared to total other income of $107,175 for the December 2000 year. The June 2002 total other expense was primarily the result of an impairment of goodwill in the amount of $116,800 related to our acquisition of NetMart 2020.
 For the December 2000 year the total other income of $107,175 was primarily the result of a gain on disposal of assets related to shut down of our JTC Communications operations.


                                11
<PAGE

      Primarily as a result of net operating losses and the losses recognized for the discontinued operations of USAStar.Net and the impairment of goodwill for NetMart 2020, we recorded a net loss of $889,022 for the June 2002 year compared to net income of $141,912 for the December 2000 year. Due to the number of our weighted average shares outstanding we did not post net income per share or net loss per share for any period.

      Six Month Transition Period Ended June 30, 2001 Compared to Six Month Transition Period Ended June 30, 2000

      Total revenues from the resale of telecommunications services decreased $322,039 for the six month transition period ended June 30, 2001 compared to the six month transition period ended June 30, 2000. Revenues decreased in the 2001 transition period primarily due to the loss of revenues from JTC Communications' operations.

      Cost of sales decreased $261,580 for the 2001 transition period compared to the 2000 transition period and were 15.8% of revenues for the 2001 transition period compared to 42.7% of total revenues for the 2000 transition period. The 2001 transition period total cost of sales were less due to the lack of phone service costs of JTC Communications. Accordingly, our gross profit for the 2001 transition period decreased $60,459 compared to the 2000 transition period.

      Total operating expenses decreased $158,147 for the 2001 transition period compared to the 2000 transition period. The 2001 transition period decrease was primarily the result of termination of JTC Communications operations.

      For the 2001 transition period we recorded other income of $9,750 related to interest income from a note receivable and other miscellaneous income. We did not record other income or expense for the 2000 transition period.

      We recorded a net loss of $14,046 for the 2001 transition period compared to a net loss of $156,584 for the 2000 transition period.


      Year Ended December 31, 2000 Compared to the Year
      Ended December 31, 1999

      Total revenues from the sale of telecommunications services increased $387,206 for the year ended December 31, 2000 compared to the year ended December 31, 1999. Revenues increased in the 2000 year period due to increases in commissions related to the expansion of our customer base.

      Total cost of sales increased $18,094 for the 2000 year compared to the 1999 year; however, cost of sales were 31.3% of total revenues for the 2000 year compared to 40.8% for the 1999 year. The 2000 year period increase was due primarily to the commissions paid to our sales force. As a result of the increased sales our gross profit for the 2000 year period increased $369,112 for the 2000 year compared to the 1999 year.

      Total expenses increased $208,115 for the 2000 year compared to the 1999 year. The 2000 year increase was primarily the result of increases in personnel.

      We recorded total other income of $107,175 for the 2000 year period which was primarily the result of a gain on disposal of assets related to the closing of JTC Communications' offices in September 2000.

      We recorded a net income of $141,912 for the 2000 year compared to a net loss of $86,729 for 1999. Again, we did not record net income or loss per share due to the number of weighted average shares outstanding.

      Factors Affecting Future Performance

      Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Our future cash flows will be dependent on a number of factors, including:

      o      Our ability to promote telecommunication services to the public.
      o We terminated our relationship with our major telecommunications provider and we may experience decreased revenues as we seek other providers.
      o We may not be able to compete successfully in our market because we have a small market share and compete with large national companies.
      o We are dependent upon third-party local carriers to supply our services and we have little control over the quality and price of these services, which could lead to the loss of customers.

Liquidity and Capital Resources

       We have funded our cash requirements primarily through revenues and loans. We have had negative working capital and net operating losses which, in the opinion of our auditors, raise substantial doubt about our ability to continue as a going concern. However, management intends to focus on the expansion of our customer base, as well as seek other telecommunications providers to expand our options and provide a wider range of services. In the short term, we intend to contact customers relying on the services of Adelphia Business Solutions and other failed telecommunications providers and facilitate their move to other telecommunications providers. We anticipate that if we are successful in these short term goals, we may realize additional sources of revenue to improve cash flow and improve profitability for the long term. Additional debt financing or equity transactions may be required if revenues are insufficient to fund operations.

      At the year ended June 30, 2002 we had $10,811 cash on hand and total current assets of $125,039 compared to $81,809 cash on hand and total current assets of $316,024 at the fiscal year ended June 30, 2001. Our total current liabilities were $271,927 at the end of the 2002 year compared to $41,029 at the 2001 year end. The current portion of long-term debt in the amount of $207,882 represented 77.4% of the 2002 year total current liabilities. We had negative working capital of $146,888 and a retained deficit of $1,095,045 at June 30, 2002.

      Net cash used by operations for the 2002 year was $236,440 compared to net cash used by operating activities of $81,300 for the 2000 year ended December 31, 2000. For the six month period ended June 30, 2001 we recorded net cash provided by operating activities of $76,668 compared to net cash used by operating activities of $88,494 for the six month period ended June 30, 2000. Net cash used by investing activities was $440 for the June 2002 year compared to net cash used by investing activities of $9,573 for the December
2000 year.   Net cash used by investing activities was $1,080 for the 2001 six month period compared to net cash used by investing activities of $2,810 for the 2000 six month period. These investments were primarily purchases of equipment.

      Proceeds of $158,000 from notes payable related to the sale of convertible debentures and $7,882 from a related party note payable represented the net cash provided by financing activities for the June 2002 year. We recorded $31,000 net cash provided by financing activities for the December 2000 year. For the 2000 six month period, net cash provided by financing activities was $31,000 compared to $0 for the 2001 six month period.

      As of June 30, 2002, our principal commitments consisted of approximately $2,100 per month for office space and total liabilities of $271,927. Approximately $200,000 of our total liabilities is related to secured convertible debentures we sold in February 2002. We entered into a securities purchase agreement with four accredited investors in which we agreed to sell an aggregate of $400,000 in secured convertible debentures, with 12% interest, and agreed to grant warrants to purchase 1,200,000 common shares. As part of this agreement, we also agreed to register 162,400,000 common shares which may be required for the conversion of the debentures and exercise of the warrants. (See, "Item 5. Market For Common Equity and Related Stockholder Matters - Common Stock Registration," above)

      The securities purchase agreement provided that we sell $200,000 of the convertible debentures and warrants to purchase 600,000 shares on February 28, 2002. Then within ten days of the effective date of the registration statement which registered the underlying shares, the investors were obligated to make a subsequent investment of $200,000 for additional convertible debentures and warrants to purchase another 600,000 shares. However, due to delays in filing the registration statement, the investors elected not to make the subsequent investment.

      The convertible debentures are secured by all of our assets and they mature on February 28, 2003. We agreed to pay interest on the convertible debentures, at the holder's option, either quarterly beginning on March 31, 2002, or upon conversion. We estimate the quarterly interest payments for the convertible debentures could total approximately $48,000. As of the date of this filing, the holders have not requested payment of interest. The creation of this debt may result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

      The warrants granted in this transaction expire through February 28, 2005, and have exercise prices based on calculations related to the trading price of our shares on the OTC Bulletin Board. We recognized an expense of $30,000 for the year ended June 30, 2002 based on the value of these warrants using the Black-Scholes pricing model. In July 2002 a portion of the secured convertible debentures were converted to 757,574 common shares. None of the warrants have been exercised.

      Financing

      During the 2002 year we were unable to fund our operations with revenues alone. As a result, management believes that our cash needs for at least the next twelve months may require a combination of revenues, loans and/or sales of our common stock. However, as part of the securities purchase agreement discussed above, we agreed to a lock-up period which restricts our ability to obtain additional financing. The lock-up period begins February 28, 2002 and ends on January 5, 2003.

      During the lock-up period we have agreed not to obtain certain types of additional equity financing without prior consent from a majority-in-interest of the investors. We may not obtain equity financing without prior consent of the investors if the equity financing involves the issuance of common stock at a discount to the market price of our common stock; if the financing involves securities convertible into an indeterminate number of shares; or, involves the grant of warrants. We also agreed to provide each investor with the option to purchase pro rata any securities we may offer in any future offerings, subject to certain exemptions, during the period beginning on the closing date and ending two years after the end of the lock-up period, January 5, 2005. In addition, so long as we have obligations under the secured convertible debentures, we must obtain written consent from the investors before we may pay any dividends, repurchase our common shares, borrow money, sell any significant portion of our assets, lend money or assume contingent liabilities; unless these transactions are in the ordinary course of our business.


                  ITEM 7.  FINANCIAL STATEMENTS

                  PALLADIUM COMMUNICATIONS, INC.
                 (Formerly USAOneStar.Net, Inc.)

                Consolidated Financial Statements

                   June 30, 2002, 2001 and 2000
                               and
                    December 31, 2000 and 1999

                         C O N T E N T S


Independent Auditors' Report...............................................3

Consolidated Balance Sheet.................................................4

Consolidated Statements of Operations......................................6

Consolidated Statement of Stockholders' Equity.............................7

Consolidated Statements of Cash Flows......................................9

Notes to the Consolidated Financial Statements.............................11

                           CHISHOLM & ASSOCIATES
A Professional         Certified Public Accountants       Office (801)292-8756
Corporation                  P.O. Box 540216                Fax (801) 292-8809
                       North Salt Lake, Utah 84054

______________________________________________________________________________





                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Palladium Communications, Inc.
(Formerly USAOneStar.Net, Inc.)
Louisville, Kentucky

We have audited the consolidated balance sheets of Palladium Communications, Inc. (formerly USAOneStar.Net, Inc.) as of June 30, 2002 and 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2002 and for the six months ended June 30, 2001and 2000, and the years ended December 31, 2000 and 1999. These Consolidated Financial Statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Consolidated Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Palladium Communications, Inc. (formerly USAOneStar.Net, Inc.) as of June 30, 2002 and 2001 and December 31, 2000, and the consolidated results of its operations and its cash flows for the year ended June 30, 2002 and for the six months ended June 30, 2001and 2000, and the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, the Company has negative working capital and a net operating loss which raises substantial doubt about its ability to continue as a going concern. Management's plans in those matters are also described in Note 6. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chisholm & Associates


Chisholm & Associates
North Salt Lake, Utah
August 28, 2002

                  PALLADIUM COMMUNICATIONS, INC.
                 (Formerly USAOneStar.Net, Inc.)
                   Consolidated Balance Sheets




                              ASSETS

                                         June 30,     June 30,   December 31,
                                           2002         2001         2000
                                      ------------- ------------ -------------

CURRENT ASSETS

 Cash                                 $     10,811  $    81,809  $      6,221
 Accounts receivable                        47,805      155,715       193,210
 Notes receivable, net                      40,000       60,000        60,000
 Receivable - Other                         12,025            -             -
 Interest receivable                        14,398        7,500         2,500
 Deferred income taxes                           -       11,000           600
                                      ------------- ------------ -------------

  Total Current Assets                     125,039      316,024       262,531
                                      ------------- ------------ -------------

PROPERTY AND EQUIPMENT, NET

 Equipment                                  17,943       33,966        32,885
 Furniture and fixtures                      7,274        7,274         7,274
                                      ------------- ------------ -------------
                                            25,217       41,240        40,159

  Less accumulated depreciation            (10,006)     (18,161)      (14,759)
                                      ------------- ------------ -------------

  Property and Equipment, Net               15,211       23,079        25,400
                                      ------------- ------------ -------------

OTHER ASSETS                                     -            -         3,000
                                      ------------- ------------ -------------

  TOTAL ASSETS                        $    140,250  $   339,103  $    290,931
                                      ============= ============ =============






      The accompanying notes are an integral part of these Consolidated Financial Statements.

                  PALLADIUM COMMUNICATIONS, INC.
                 (Formerly USAOneStar.Net, Inc.)
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,     June 30,   December 31,
                                           2002         2001         2000
                                      ------------- ------------ -------------

CURRENT LIABILITIES

 Accounts payable                     $     47,802  $    10,967  $     24,438
 Accrued expenses                           16,243       30,062        31,270
 Current portion of long-term debt         207,882            -             -
                                      ------------- ------------ -------------

  Total Current Liabilities                271,927       41,029        55,708
                                      ------------- ------------ -------------

LONG-TERM LIABILITIES

 Convertible debentures                    200,000            -             -
 Deferred income taxes                           -        1,300         1,200
 Notes payable - related party               7,882            -             -
 Less: current portion of long-term debt  (207,882)           -             -
                                      ------------- ------------ -------------

  Total Long-Term Liabilities                    -        1,300         1,200
                                      ------------- ------------ -------------

  Total Liabilities                        271,927       42,329        56,908
                                      ------------- ------------ -------------

STOCKHOLDERS' EQUITY

 Common stock, authorized 900,000,000
   shares of $0.001 par value, issued
   and outstanding 211,150,000,
   183,000,000 and 144,532,886,
   respectively                            211,150      183,000       144,552
 Additional paid-in capital                752,218      319,797       281,448
 Retained earnings (deficit)            (1,095,045)    (206,023)     (191,977)
                                      ------------- ------------ -------------

  Total Stockholders' Equity              (131,677)     296,774       234,023
                                      ------------- ------------ -------------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               $    140,250  $   339,103  $    290,931
                                      ============= ============ =============



       The accompanying notes are an integral part of these Consolidated Financial Statements.




                         PALLADIUM COMMUNICATIONS, INC.
                         (Formerly USAOneStar.Net, Inc.)
                      Consolidated Statements of Operations

                                               For the                      For the
                                For the       Six Months     For the       Six Months        For the
                              Year Ended        Ended      Year Ended        Ended         Year Ended
                                June 30,       June 30,    December 31,     June 30,       December 31,
                                  2002           2001          2000           2000             1999
                             -------------- ------------- --------------- -------------- ---------------
REVENUES                     $     468,068  $    461,589  $    1,469,140  $     783,628  $    1,081,934

COST OF SALES                      131,039        73,123         459,426        334,703         441,332
                             -------------- ------------- --------------- -------------- ---------------

GROSS PROFIT(LOSS)                 337,029       388,466       1,009,714        448,925         640,602
                             -------------- ------------- --------------- -------------- ---------------
OPERATING EXPENSES

 General and administrative        792,274       422,562         955,377        580,709         747,262
                             -------------- ------------- --------------- -------------- ---------------

  Total Expenses                   792,274       422,562         955,377        580,709         747,262
                             -------------- ------------- --------------- -------------- ---------------

NET OPERATING INCOME (LOSS)       (455,245)      (34,096)         54,337       (131,784)       (106,660)
                             -------------- ------------- --------------- -------------- ---------------
DISCONTINUED OPERATIONS

 Net operating loss from
  discontinued operations         (259,830)            -               -              -               -
 Loss on disposal of
  discontinued operations          (31,441)            -               -              -               -
                             -------------- ------------- --------------- -------------- ---------------
NET LOSS FROM DISCONTINUED
 OPERATIONS                       (291,271)            -               -              -               -
                             -------------- ------------- --------------- -------------- ---------------
OTHER INCOME (EXPENSE)

 Interest Expense                   (8,000)            -               -              -               -
 Impairment of goodwill           (116,800)            -               -              -               -
 Gain (loss) on disposal
  of assets                         (4,524)            -          98,289              -               -
 Interest income                    11,583         5,000           2,500              -             172
 Other income (expense)            (15,065)        4,750           6,386              -             759
                             -------------- ------------- --------------- -------------- ---------------

  Total Other Income (Expense)    (132,806)        9,750         107,175              -             931
                             -------------- ------------- --------------- -------------- ---------------
INCOME (LOSS) BEFORE INCOME
 TAXES                            (879,322)      (24,346)        161,512       (131,784)       (105,729)

PROVISION (BENEFIT) BEFORE
 INCOME TAXES                        9,700       (10,300)         19,600         24,800         (19,000)
                             -------------- ------------- --------------- -------------- ---------------

NET INCOME (LOSS)            $    (889,022) $    (14,046) $      141,912  $    (156,584) $      (86,729)
                             ============== ============= =============== ============== ===============

NET INCOME (LOSS) PER SHARE  $       (0.00) $      (0.00) $         0.00  $       (0.00) $        (0.00)
                             ============== ============= =============== ============== ===============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                   200,100,000   163,776,443     134,432,118    130,625,766     126,052,241
                             ============== ============= =============== ============== ===============



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                        6


                         PALLADIUM COMMUNICATIONS, INC.
                         (Formerly USAOneStar.Net, Inc.)
                 Consolidated Statements of Stockholders' Equity



                                                Common Stock             Paid-In        Retained
                                           Shares         Amount         Capital        Earnings
                                        ------------- --------------- -------------- ---------------
Balance, December 31, 1998               138,907,749  $      138,907  $     131,093  $     (247,160)

June 1999 - shares issued for
 Cash at $0.07 per share                     688,027             688         49,312               -

Net loss for the year ended
 December 31, 1999                                 -               -              -         (86,729)
                                        ------------- --------------- -------------- ---------------

Balance, December 31, 1999               139,595,776         139,595        180,405        (333,889)

April 2000 - shares issued for
 cash at $0.02 per share                   3,304,740           3,305         67,695               -

May 2000 - shares issued for
 cash at $0.03 per share                   1,416,317           1,416         28,584               -

June 2000 - shares issued for
 cash at $0.02 per share                     236,053             236          4,764               -

Net loss for the six months ended
 June 30, 2000                                     -               -              -        (156,584)
                                        ------------- --------------- -------------- ---------------

Balance, June 30, 2000                   144,552,886         144,552        281,448        (490,473)

Net income for the six months
 ended December 31, 2000                           -               -              -         298,496
                                        ------------- --------------- -------------- ---------------

Balance, December 31, 2000               144,552,886         144,552        281,448        (191,977)

June 2001 - shares issued for
 services at $0.002 per share              8,173,331           8,173          8,077               -

June 2001 - shares issued for
 services at $0.002 per share             12,068,204          12,069         12,067               -

June 2001 - shares issued
 for cash at $0.002 per share             18,205,579          18,206         18,205               -

Net loss for the six months
 ended June 30, 2001                               -               -              -         (14,046)
                                        ------------- --------------- -------------- ---------------

Balance, June 30, 2001                   183,000,000  $      183,000  $     319,797  $     (206,023)
                                        ------------- --------------- -------------- ---------------


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.



                         PALLADIUM COMMUNICATIONS, INC.
                         (Formerly USAOneStar.Net, Inc.)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                Common Stock             Paid-In         Retained
                                            Shares        Amount         Capital         Earnings
                                        ------------- --------------- -------------- ---------------
Balance, June 30, 2001                   183,000,000  $      183,000  $     319,797  $     (206,023)

Reverse acquisition adjustment            16,000,000          16,000        235,271               -

November 2001 - shares issued
 for services at $0.10 per share             400,000             400         39,600               -

February 2002 - shares issued
 for subsidiary at $0.01 per share           700,000             700          9,100               -

February 2002 - shares issued
 for debt at $0.01 per share              10,300,000          10,300         96,700               -

February 2002 - warrants issued
 for services                                      -               -         30,000               -

March 2002 - shares issued
 for services at $0.03 per share             750,000             750         21,750               -

Net loss for the year
 ended June 30, 2002                               -               -              -        (889,022)
                                        ------------- --------------- -------------- ---------------

Balance, June 30, 2002                   211,150,000  $      211,150  $     752,218  $   (1,095,045)
                                        ============= =============== ============== ===============




              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                        8

                          PALLADIUM COMMUNICATIONS, INC.
                          (Formerly USAOneStar.Net, Inc.)
                       Consolidated Statements of Cash Flows

                                                   For the                      For the
                                     For the      Six Months     For the       Six Months       For the
                                   Year Ended       Ended       Year Ended       Ended        Year Ended
                                    June 30,       June 30,     December 31,    June 30,      December 31,
                                      2002           2001          2000           2000            1999
                                 -------------- ------------- --------------- -------------- ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net income (loss)               $    (889,022) $    (14,046) $      141,912  $    (156,584) $      (86,729)
 Adjustments to reconcile net
 loss to net cash provided by
 operations:
   Depreciation and amortization         4,094         3,401           7,658          3,998           6,037
   Loss (Gain) on disposal
     of assets                          35,965             -         (98,289)             -               -
   Bad debts                            20,000             -          40,000              -               -
   Stock and warrants issued
     for services                       92,500        76,797               -              -               -
   Impairment of goodwill              116,800             -               -              -               -
   Deferred income taxes                 9,700       (10,300)         19,600         24,800         (19,000)
 Change in assets and liabilities
 (net of acquisition):
 (Increase) decrease in:
   Accounts receivable                 121,907        37,495        (186,951)       (83,342)        (51,114)
   Other receivable                    (12,025)            -               -         (1,004)          1,400
   Interest receivable                  (6,898)       (5,000)         (2,500)             -               -
   Other assets                              -         3,000               -              -               -
   Prepaid expenses                    426,413             -               -              -               -
 Increase (decrease) in:
   Deferred revenues                  (153,832)            -               -              -               -
   Accounts payable                     15,943       (13,471)         13,775        125,214          38,037
   Accrued expenses                    (17,985)       (1,208)        (16,505)        (1,576)         18,527
                                 -------------- ------------- --------------- -------------- ---------------
      Net Cash Provided (Used)
      by Operating Activities         (236,440)       76,668         (81,300)       (88,494)        (92,842)
                                 -------------- ------------- --------------- -------------- ---------------
CASH FLOWS FROM INVESTING
 ACTIVITIES

 Cash from acquisition                     310             -               -              -               -
 Purchase of equipment                    (750)       (1,080)         (9,573)        (2,810)        (24,196)
                                 -------------- ------------- --------------- -------------- ---------------

      Net Cash Provided (Used)
      by Investing Activities             (440)       (1,080)         (9,573)        (2,810)        (24,196)
                                 -------------- ------------- --------------- -------------- ---------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

 Notes payable - shareholders                -             -         (75,000)       (75,000)         75,000
 Common stock issued                         -             -         106,000        106,000          50,000
 Proceeds from note payable            165,882             -               -              -               -
                                 -------------- ------------- --------------- -------------- ---------------

      Net Cash Provided by
      Investing Activities       $     165,882  $          -  $       31,000  $      31,000  $      125,000
                                 -------------- ------------- --------------- -------------- ---------------


               The accompanying notes are an integral part of these
                        Consolidated Financial Statements.



                          PALLADIUM COMMUNICATIONS, INC.
                          (Formerly USAOneStar.Net, Inc.)
                 Consolidated Statements of Cash Flows (Continued)


                                                   For the                       For the
                                   For the       Six Months       For the      Six Months      For the
                                  Year Ended        Ended        Year Ended       Ended       Year Ended
                                    June 30,       June 30,      December 31,    June 30,     December 31,
                                      2002           2001           2000           2000           1999
                                 -------------- ------------- --------------- -------------- ---------------
INCREASE (DECREASE) IN CASH      $     (70,998) $     75,588  $      (59,873) $     (60,304) $        7,962

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                    81,809         6,221          66,094         66,094          58,132
                                 -------------- ------------- --------------- -------------- ---------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $      10,811  $     81,809  $        6,221  $       5,790  $       66,094
                                 ============== ============= =============== ============== ===============

CASH PAID FOR:

 Interest                        $          -   $          -  $            -  $           -  $            -
 Income taxes                    $          -   $          -  $            -  $           -  $            -

NON-CASH ACTIVITY:

 Stock issued for services       $      62,500  $          -  $            -  $           -  $            -
 Stock issued for debt           $     107,000  $          -  $            -  $           -  $            -
 Stock issued for investment     $       9,800  $          -  $            -  $           -  $            -
 Warrants issued for services    $      30,000
                                 -------------- ------------- --------------- -------------- ---------------



               The accompanying notes are an integral part of these
                        Consolidated Financial Statements.

                                        10

                  PALLADIUM COMMUNICATIONS, INC.
                 (Formerly USAOneStar.Net, Inc.)
          Notes to the Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

     Palladium Communications, Inc. (the Company) was incorporated under the laws of the state of Kentucky on April 23, 1998. The Company is currently engaged in the business of reselling telecommunications services.

     On August 31, 2001, USAOneStar.Net, Inc. (USAOneStar), a public company, entered into an Agreement and Plan of Reorganization with Palladium Communications, Inc. (Palladium), a private company. Pursuant to the agreement, USAOneStar issued 183,000,000 shares of its common stock valued at $700,000 for all of the approximate 6,200 shares of common stock of Palladium. The acquisition has been recorded as a reverse acquisition with Palladium being the accounting survivor. Therefore, all historical financial information prior to the acquisition is that of Palladium, restated for the 183,000,000 stock issuance as though a 28,668 for 1 forward stock split had occurred. Subsequent to the acquisition, USAOneStar changed their name to Palladium Communications, Inc.

     On February 5, 2002, the Company issued 700,000 shares of its common stock valued at $9,800 for all of the outstanding shares of NetMart 2020, Inc. (NetMart), a private company. The acquisition has been recorded as a purchase with NetMart becoming a wholly-owned subsidiary. At the date of acquisition, NetMart had no assets and $107,000 in liabilities. Goodwill of $116,800 has been recorded for the acquisition. The Company has determined that the goodwill is impaired at June 30, 2002 and a loss of $116,800 has been recognized.

     b.  Principles of Consolidation

     The Consolidated Financial Statements for the year ended June 30, 2002 include the accounts of NetMart 2020, Inc., a wholly owned Subsidiary. The Consolidated Financial Statements for the six months ended June 30, 2000 and the years ended December 31, 2000 and 1999 include the accounts of JTC Communications, Inc. (JTC), a wholly-owned subsidiary. In September 2000, JTC was dissolved and merged into the Company. All intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.

     c.  Accounting Method

     The Company recognizes income and expenses on the accrual basis of accounting. The Company has elected to change their year end from December to June. This change is effective as of June 30, 2001.

     d.  Revenue Recognition

     The Company recognizes revenue on the accrual basis of accounting. The Company receives commissions from several telecommunication companies for offering telecommunication services to businesses, families and individuals.

                  PALLADIUM COMMUNICATIONS, INC.
                 (Formerly USAOneStar.Net, Inc.)
          Notes to the Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d.  Revenue Recognition (Continued)

     The recognition of the commission revenue is dependent on the individual contracts with the telecommunication companies. If the contract stipulates, the Company receives commissions when the telecommunication company receives payment from the customer. Thus, revenue is not recognized until the collections occur from the customer.

      e.  Use of Estimates

     The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (and disclosure of contingent assets and liabilities, if any) at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. In these Consolidated Financial Statements, assets, liabilities, revenues and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     f.  Cash Equivalents

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     g.  Notes Receivables

     The Company uses the allowance method for recording bad debts. At June 30, 2002, June 30, 2001 and December 31, 2000, an allowance of $60,000,
$40,000 and $40,000, respectively, has been provided for a $100,000 note receivable. The Note accrued interest at 10% and is currently in default.

     h.  Property and Equipment

     Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred; renewals or betterments are capitalized. Gain or loss on retirements or disposition of assets is credited or charged to operations, and respective costs and accumulated depreciation are eliminated from the accounts.

     Depreciation is provided on the estimated useful lives of the assets using the straight-line and declining-balance methods. The estimated useful lives are as follows:

          Equipment                         5 - 10          years
          Furniture and fixtures                10          years

     Depreciation expense at June 30, 2002, 2001 and 2000 is $4,094, $3,401 and $3,998, respectively. Depreciation expense at December 31, 2000 and 1999 is $7,658 and $6,037, respectively.

                  PALLADIUM COMMUNICATIONS, INC.
                 (Formerly USAOneStar.Net, Inc.)
          Notes to the Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the Consolidated Financial Statements. Common stock equivalents have not been included in the weighted average number of shares outstanding because of its anti-dilutive effects.

                                    Income (Loss)  Shares        Per Share
                                    (Numerator)   (Denominator)  Amount
                                    ------------- -------------- -------------

     For the year ended
     June 30, 2002:
          Basic EPS
          Income (loss) to common
          stockholders              $   (889,022)   200,100,000  $     (0.00)
                                    ============= ============== =============
     For the six months ended
     June 30, 2001:
          Basic EPS
          Income (loss) to common
          stockholders              $   (14,046)    163,776,443  $     (0.00)
                                    ============= ============== =============
     For the year ended
     December 31, 2000:
          Basic EPS
          Income (loss) to common
          stockholders              $   141,912     134,432,118  $      0.00
                                    ============= ============== =============
     For the six months ended
     June 30, 2000:
          Basic EPS
          Income (loss) to common
          stockholders              $  (156,584)    130,625,766  $     (0.00)
                                    ============= ============== =============
     For the year ended
     December 31, 1999:
          Basic EPS
          Income (loss) to common
          stockholders              $    (86,729)   126,052,241  $      (0.00)
                                    ============= ============== =============

     j.  Fair Value of Financial Instruments

     The Company's financial instruments are cash, accounts receivable, accounts payable and accruals. These financial instruments approximate their fair value based on their short-term nature. The Company has no investments in derivative financial instruments.

                  PALLADIUM COMMUNICATIONS, INC.
                 (Formerly USAOneStar.Net, Inc.)
          Notes to the Consolidated Financial Statements


NOTE 2 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space jointly with a company which is considered to be a related party due to common ownership. The total amount of the monthly payment is $4,573 of which the Company pays approximately $2,100. Lease expense was approximately $25,200, $16,500, $12,500,$23,400 and $13,300 for the periods ended June 30, 2002, 2001 and 2000 and December 31, 2000 and 1999, respectively.

     Future minimum lease payments are as follows:


                    2003               25,200
                    2004               18,900
                    2005                    -
                    2006                    -
                    2007                    -
                                     --------
                                       44,100

NOTE 3 - PROVISION FOR INCOME TAXES

     No provision for income taxes has been recorded due to net operating loss carry forwards of approximately $1,000,000 that will be offset against future taxable income. These NOL Carryforwards begin to expire in the year 2018. No tax benefit will be recorded until the Company generates taxable income. Significant components of deferred tax assets and liabilities are as follows:

                                      June 30,      June 30,    December 31,
                                        2002          2001          2000
                                    ------------- ------------- -------------
       Deferred tax assets:
         NOL carryforward           $    250,000  $     22,900  $          -
         Other                                 -         2,400         9,100
                                    ------------- ------------- -------------

          Total deferred tax assets      250,000        34,100         9,100
          Valuation allowance           (250,000)      (22,900)            -
                                    ------------- ------------- -------------

          Net deferred tax assets              -        11,200         9,100
                                    ------------- ------------- -------------

       Deferred tax liabilities:
         Fixed assets                          -        (1,500)       (8,200)
         Cash to accrual conversion            -             -        (1,500)
                                    ------------- ------------- -------------
          Total deferred tax
          liabilities                          -        (1,500)       (9,700)
                                    ------------- ------------- -------------
          Net deferred tax assets
         (liabilities)              $          -  $     (9,700) $       (600)
                                    ============= ============= =============

                  PALLADIUM COMMUNICATIONS, INC.
                 (Formerly USAOneStar.Net, Inc.)
          Notes to the Consolidated Financial Statements

NOTE 4 - COMMON STOCK

     Common stock has been retroactively restated to reflect the 183,000,000 shares issued by USAOneStar.Net, Inc. in the reverse acquisition. A reverse acquisition adjustment has been recorded to reflect the 16,000,000 shares of USAOneStar.Net, Inc. which were outstanding prior to the reverse acquisition.

NOTE 5 - LONG-TERM LIABILITIES

     Long-term liabilities are detailed in the following schedules as of June 30, 2002 and 2001 and December 31, 2000:

                                      June 30,      June 30,    December 31,
                                        2002          2001           2000
                                    ------------- ------------- -------------
     Convertible Debentures:
       Convertible into common
       stock at the lower of $0.04
       per share or 50% of the
       average trading price based
       on the three lowest prices
       20 days prior to conversion,
       due February 2003, bears
       interest at 12% per annum.   $    200,000  $          -  $          -
                                    ------------- ------------- -------------

       Note Payable-Related Party:
       Note payable to an officer          7,882             -             -
       non-interest bearing, payable
       upon demand.
                                    ------------- ------------- -------------


       Total Long -Term Liabilities:     207,882             -             -
                                    ------------- ------------- -------------

       Less Current Portion             (207,882)            -             -
                                    ------------- ------------- -------------

       Net Long -Term Liabilities   $          -  $          -  $          -
                                    ============= ============= =============


     Future minimum principal payments on long-term liabilities are as follows:


     2003                               $     207,882
                                        --------------
     Total Long -Term Liabilities       $     207,882
                                        =============

                  PALLADIUM COMMUNICATIONS, INC.
                 (Formerly USAOneStar.Net, Inc.)
          Notes to the Consolidated Financial Statements


NOTE 6 - GOING CONCERN

     The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. The Company conducted business with one telecommunications provider which accounted for approximately 76%, 77%, and 95% of their total revenue for the periods ended June 30, 2001, December 31, 2000 and 1999, respectively, and 93% for the six month period ended June 30, 2000. On October 9, 2001, the Company filed for arbitration to resolve a dispute between these parties.

     The defendant has subsequently filed for Chapter 11 bankruptcy. The outcome of the arbitration is unknown at this time. With the loss of this provider, it is management's plan to contact the Company's customers and switch their service to other providers. The Company currently writes business for 12 local telecommunication providers and 4 long distance providers. The Company now represent a larger number of providers and can offer their customers a wider range of services and providers. Due to the bankruptcy announcement, their customers have been most anxious to find a more suitable provider and look to the Company as their "broker" to advise and service their telecommunication needs by helping to facilitate the move. The accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of classification of liabilities that might result from the outcome of this uncertainty.

NOTE 7 - WARRANTS

     The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black - Scholes pricing model.

     On February 28, 2002, the Company issued warrants to purchase 600,000 shares of common stock at $0.03 per share. The warrants are for a term of 5 years and expire on February 28, 2007. The fair value of the warrants were determined using the Black-Scholes pricing model with the following assumptions: Stock price at grant date of $0.08, risk free rate of 4.5%, warrant life of 5 years and volatility of 6.6%. The Company has recognized an expense of $30,000. No warrants were exercised as of June 30, 2002.

NOTE 8 - LOSS FROM DISCONTINUED OPERATIONS

     During the year ended June 30,2002, the Company discontinued their marketing operations which were acquired in the reverse acquisition on August 31, 2001. The income and expenses from the marketing operations subsequent to August 31, 2001 have been included in the net loss from discontinued operations of $291,271.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

      As previously reported in our annual report on Form 10-KSB for the 2001 fiscal year, Chisholm & Associates, Certified Public Accountants, replaced Crouch, Bierwolf & Chisholm, on August 4, 2000 as our independent auditor. As reported in our current report on Form 8-K dated November 1, 2001, we engaged McCauley Nicolas & Company, LLC as our auditors and dismissed Chisholm & Associates. As reported in a current report on Form 8-K, dated January 24, 2002, McCauley Nicolas & Company, LLC, resigned and we again engaged Chisholm & Associates as our independent auditors.


                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; SECTION 16(a) COMPLIANCE

      The table below sets forth the name, age, and position of each of our executive officers and directors. Our bylaws provide for a board of directors consisting of up to seven persons. The term of office of each director is one year or until his successor is elected and qualified. Executive officers are chosen by our board of directors and serve at its discretion. Biographical information for each officer and director is also provided below. G. Townsend Underhill III and Jeffrey A. Underhill are brothers. Messrs. Kelly Turner and Jack T. Wells resigned as directors in July 2002 to pursue other interests.

Name                        Age   Position                    Since
----                       -----  ----------                  -------
Raymond C. Dauenhauer, Jr.   59   President, CEO and
                                  Director                    August 31, 2001
Jeffrey A. Underhill         42   Secretary/Treasurer and
                                  Director                    August 31, 2001
G. Townsend Underhill III    47   Director                    August 31, 2001

      Raymond C. Dauenhauer, Jr.   Mr. Dauenhauer served as Chairman and
President of Palladium/Kentucky and had been with that company since June 1, 2000. From July 1967 through September 1999 he served as Chief Executive Officer of Dauenhauer & Son Plumbing and Piping, Inc., a plumbing operation based in Louisville, Kentucky. He is a director of ThermoView Industries, Inc., a reporting company. Mr. Dauenhauer serves as a Director of First Bank of Louisville, Kentucky, and is a life member of the Board of Directors for the Louisville Association of Home Builders. Additionally, he has held numerous offices in state and national associations of the plumbing, heating and cooling industry, and is a recipient of the "Distinguished Citizen" award from the City of Louisville. In 1995 he was named "Entrepreneur of the Year for Real Estate Construction for Kentucky."

      Jeffrey A. Underhill   Jeffrey Underhill was a co-founder of
Palladium/Kentucky and served as a Director since its inception. He is the President of Underhill Associates, a real estate development and management firm located in Louisville, Kentucky. He is active as an officer and director in numerous civic and charitable organizations. Jeffrey received a bachelor's degree in Business from Miami University of Ohio.

      G. Townsend Underhill III   Townsend Underhill was a co-founder of
Palladium/Kentucky and served as a Director for that company. Townsend is the Treasurer of Underhill Associates, located in Louisville, Kentucky and is a partner in numerous real estate entities. He is founder and Director of Premiere Technologies, located in Atlanta, Georgia. He is a Director of ThermoView Industries, a reporting company. Townsend received a bachelor's degree in Business and Accounting from Miami University of Ohio and received a Juris Doctorate degree from the University of Louisville. He maintains licenses for the practice of law, real estate and public accounting in the
Commonwealth of Kentucky.   He also maintains director positions with numerous
charitable and civic organizations located within the Louisville, Kentucky, metropolitan area.

Compliance with Section 16(a) of the Exchange Act.

      We do not have a class of securities registered under the Exchange Act and, therefore, our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of Section 16(a).


                 ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.

                    SUMMARY COMPENSATION TABLE
                   ---------------------------

                                Annual Compensation

                                 Fiscal
Name and Principal Position      Year       Salary      Bonus      Other (1)
---------------------------      -------    ---------   -----      ---------

Raymond C. Dauenhauer, Jr.        2002      $ 58,900    $ 0        $ 63,937
President, CEO and Director       2001        46,400      0          37,705
                                  2000         4,241      0          37,316

Jeffrey A. Underhill              2002         3,000      0          10,137
Secretary/Treasurer               2001             0      0          15,000
and Director                      2000             0      0          19,000

G. Townsend Underhill III         2002         3,000      0          10,137
Director                          2001             0      0          45,000
                                  2000             0      0          79,420

Kelly Turner                      2002        17,500      0               0
Former Director                   2001        10,000      0               0
                                  2000         8,000      0               0

Jack T. Wells                     2002             0      0           2,000
Former Director                   2001             0      0             500
                                  2000             0      0               0


      (1) Includes management fees, commissions and directors' fees

      Compensation of Directors   We have a standard arrangement to pay $500
per board meeting to each director who attends any board meeting and we typically hold board meetings once a month.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding stock by each person or group known by us to own beneficially more than 5% of our outstanding common stock; each of our executive officers; each of our directors; and all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 211,907,574 outstanding shares as of September 4, 2002.

                    CERTAIN BENEFICIAL OWNERS
                    -------------------------

                                   Amount and
Name and address of                nature of                      Percent of
beneficial owner                   beneficial owner               class
---------------------              ----------------               ----------


Conquest Investments               12,029,042 (1)                    5.7%
1905 Stonegate Road
Louisville, KY 40223

Jon G. Shastid                     39,536,347                       18.7%
416 W. Muhammad Ali Blvd.
Louisville, KY 40202


                            MANAGEMENT
                           -----------

                                   Amount and
Name and address of                nature of                       Percent of
beneficial owner                   beneficial owner                class
----------------------             ----------------                -----------

Raymond C. Dauenhauer, Jr.         34,247,262                        16.2%
416 W. Muhammad Ali Blvd.
Louisville, KY 40202

Jeffrey A. Underhill               34,492,262 (1)                    16.3%
416 W. Muhammad Ali Blvd.
Louisville, KY 40202

G. Townsend Underhill III          35,042,610 (2)                    16.5%
416 W. Muhammad Ali Blvd.
Louisville, KY 40202


Directors and officers
as a group                         101,182,134                       47.8%


      (1) Mr. Jeffrey Underhill beneficially owns 31,892,262 shares individually; he is an affiliate of the Underhill Associates Money Plan, which owns 650,000 shares, and the Underhill Associates Profit Sharing, which owns 1,950,000 shares

      (2) Mr. Townsend Underhill beneficially owns 15,541,807 shares, individually; he is an affiliate of Conquest Investments which beneficially owns 12,029,042; he is an affiliate of the Underhill Associates Money Plan, which owns 650,000 shares, and the Underhill Associates Profit Sharing, which owns 1,950,000 shares; and his immediate family members beneficially own 4,871,761 shares.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes transactions exceeding $60,000 we have either engaged in during the last two years or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

      On August 31, 2001, USAOneStar.Net entered into a reorganization agreement to acquire all of the outstanding shares of Palladium/Kentucky. As a result of this transaction, Messrs. Dauenhauer, Shastid, Jeffrey Underhill and Townsend Underhill were appointed to our board of directors and appointed as officers. They each received a controlling interest in USAOneStar which was valued as follows:

      Name                           Amount of shares     Approximate Value
      ----                           ----------------     -----------------

      Raymond C. Dauenhauer, Jr.      34,192,262          $     130,956
      Jeffrey A. Underhill            34,192,262                130,956
      Jon G. Shastid                  39,536,347                151,528
      G. Townsend Underhill III       32,692,610                125,213

      Of the 32,692,610 shares issued to Mr. Townsend Underhill, Conquest Investments, a company he controls, received 12,029,042 common shares, valued at approximately $46,071, which represented a 6.0% interest in USAOneStar at that time. His sister, Deborah Underhill, received 60,145 shares valued at approximately $230. His four children, A. Channing, E. Jordan, J. Colin and
G. Townsend received 1,202,904 shares, each, valued at approximately $4,607 each.

      In July 2000, Richard E. Bowlds, our former director, loaned USAOneStar $478,946 as an unsecured loan with 8% interest and with a balloon payment due in July 2005. At the same time, Jack T. Wells, our director, loaned USAOneStar $221,069 as an unsecured loan, with 8% interest and with a balloon payment due in July 2005. Mr. Wells assumed Mr. Bowlds' note payable during the 2001 fiscal year. USAOneStar made payments of $55,194 on the first loan and $14,569 on the second loan. Subsequently, in August 2001, Mr. Wells forgave the remaining principal and interest of $669,027 owed on the combined loans.



            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

No.      Description
----     -----------
2.1 Agreement and Plan of Reorganization between Corvallis and USAOneStar/Texas, dated October 31, 2000 (Incorporated by reference to exhibit 2.1 of Form 10-QSB filed on November 14, 2000)

2.2 Agreement and Plan of Reorganization between USAOneStar and Palladium/Kentucky, dated August 31, 2001 (Incorporated by reference to exhibit 2.1 of Form 8-K filed on September 14, 2000)

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 8-K filed on February 7, 2002)

3.2 Bylaws (Incorporated by reference to exhibit 5 of Form S-18 filed on November 9, 1987)

10.1 Securities Purchase Agreement between Palladium and Accredited Investors, dated February 28, 2002 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed May 15, 2002)

10.2 Registration Rights Agreement between Palladium and Accredited Investors, dated February 28, 2002 (Incorporated by reference to exhibit 10.4 to Form SB-2, filed June 17, 2002)

21.1     Subsidiaries of Palladium

Reports on Form 8-K

      On July 9, 2002, we filed a current report on Form 8-K under Item 5 reporting the effective date of our registration statement on Form SB-2. No financial statements were filed.

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PALLADIUM COMMUNICATIONS, INC.


                            By: /S/ Raymond C. Dauenhauer, Jr.
Date: September 30, 2002       ______________________________________________
                               Raymond C. Dauenhauer, Jr.
                               President, CEO, and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                /s/ Raymond C. Dauenhauer, Jr.
Date: September 30, 2002    By: ______________________________________________
                                Raymond C. Dauenhauer, Jr., President, CEO,
                                Principal Financial Officer, and Director


                                 /s/ Jeffrey C. Underhill
Date: September 30, 2002    By: _____________________________________________
                                Jeffrey A. Underhill, Secretary/Treasurer
                                and Director

                                /s/ G. Townsend Underhill
Date: September 30, 2002    By: ___________________________________________
                                G. Townsend Underhill III, Director




              CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Raymond C. Dauenhauer, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Palladium Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                        /s/ Raymond C. Dauenhauer, Jr.
Date: September 30, 2002            By: _________________________________
                                        Raymond C. Dauenhauer, Jr.
                                        Chief Executive Officer

            PRINCIPAL FINANCIAL OFFICER CERTIFICATION


I, Raymond C. Dauenhauer, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Palladium Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                   /s/ Raymond C. Dauenhauer, Jr.
Date: September 30, 2002      By:___________________________________
                                 Raymond C. Dauenhauer, Jr.
                                 Principal Financial Officer