Form 10QSB
period 2002-09-30
PALLADIUM COMMUNICATIONS INC
filed 2002-11-13
CIK 824851

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2002

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

     As of October 22, 2002 the registrant had a total of 211,907,574 common shares outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2:  Management's Discussion and Analysis............................8

Item 3:  Controls and Procedures........................................10

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ..............................11

Signatures and Certifications ..........................................12







                  PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended September 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)

                Consolidated Financial Statements

                        September 30, 2002

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                   Consolidated Balance Sheets


                              ASSETS


                                                   September 30,    June 30,
                                                        2002          2002
                                                   ------------- -------------
                                                    (Unaudited)

Current Assets
  Cash                                             $     10,180  $     10,811
  Accounts Receivable                                    32,234        47,805
  Accounts Receivable - Other                                 -        12,025
  Notes Receivable, net                                  40,000        40,000
  Interest Receivable                                    16,122        14,398
                                                   ------------- -------------

Total Current Assets                                     98,536       125,039
                                                   ------------- -------------

Property & Equipment, Net                                14,211        15,211
                                                   ------------- -------------

    Total Assets                                   $    112,747  $    140,250
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $     47,842  $     47,802
  Accrued Expenses                                       16,142        16,243
  Current Portion of Long-Term Debt                     202,882       207,882
                                                   ------------- -------------

Total Current Liabilities                               266,866       271,927
                                                   ------------- -------------
Long Term Liabilities
  Convertible Debentures                                195,000       200,000
  Notes Payable - Related Party                           7,882         7,882
  Less: Current Portion of Long-Term Debt              (202,882)     (207,882)
                                                   ------------- -------------

Total Long Term Liabilities                                   -             -
                                                   ------------- -------------

    Total Liabilities                                   266,866       271,927
                                                   ------------- -------------
Stockholders' Equity
  Common Stock, Authorized 900,000,000 Shares
    of $.001 Par Value, Issued and Outstanding
    211,907,574 and 211,150,000, Respectively           211,907       211,150
  Additional Paid in Capital                            756,461       752,218
  Retained Earnings (Deficit)                        (1,122,487)   (1,095,045)
                                                   ------------- -------------

Total Stockholders' Equity                             (154,119)     (131,677)
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $    112,747  $    140,250
                                                   ============= =============

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
              Consolidated Statements of Operations
                           (Unaudited)

                                                 For the Three  For the Three
                                                  Months Ended   Months Ended
                                                  September 30,  September 30,
                                                      2002           2001
                                                 -------------- -------------
Revenues                                         $      72,600  $     83,659

Cost of Sales                                           13,174        43,936
                                                 -------------- -------------

Gross Profit (Loss)                                     59,426        39,723
                                                 -------------- -------------
Operating Expenses
  General & Administrative                              89,368       143,424
                                                 -------------- -------------

    Total Expenses                                      89,368       143,424
                                                 -------------- -------------

Net Operating Income (Loss)                            (29,942)     (103,701)
                                                 -------------- -------------
Other Income(Expense)
  Interest Income                                        2,500           240
                                                 -------------- -------------

    Total Other Income(Expense)                          2,500           240
                                                 -------------- -------------

Income (Loss) Before Income Taxes                      (27,442)     (103,461)

Provision (Benefit) for Income Taxes                         -             -
                                                 -------------- -------------

Net Income (Loss)                                $     (27,442) $   (103,461)
                                                 ============== =============

Net Income (Loss) Per Share                      $       (0.00) $      (0.00)
                                                 ============== =============

Weighted Average Shares Outstanding                211,781,312   211,150,000
                                                 ============== =============

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                 For the Three Months Ended
                                                        September 30,
                                                      2002          2001
                                                 -------------- -------------
Cash Flows from Operating Activities
  Net Income (Loss)                              $     (27,442) $   (103,461)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operations:
     Depreciation & Amortization                         1,000         1,500
  Change in Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                15,571       135,723
     Other Receivable                                   12,025             -
     Interest Receivable                                (1,724)            -
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                 (61)      (16,343)
                                                 -------------- -------------

  Net Cash Provided(Used) by Operating Activities         (631)       17,419
                                                 -------------- -------------

Cash Flows from Investing Activities                         -             -
                                                 -------------- -------------

Cash Flows from Financing Activities                         -             -
                                                 -------------- -------------

Increase (Decrease) in Cash                               (631)       17,419
                                                 -------------- -------------

Cash and Cash Equivalents at Beginning of Period        10,811        81,809
                                                 -------------- -------------

Cash and Cash Equivalents at End of Period       $      10,180  $     99,228
                                                 ============== =============
Cash Paid For:
  Interest                                       $           -  $          -
  Income Taxes                                   $           -  $          -

Non-Cash Activity:
  Stock Issued for Convertible Debentures        $       5,000  $          -

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
          Notes to the Consolidated Financial Statements
                        September 30, 2002



GENERAL

Palladium Communications, Inc. (formerly USAOneStar.Net, Inc.) the Company has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2002.

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

      In this report references to "Palladium," "we," "us," and "our" refer to Palladium Communications, Inc.

                    FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Palladium's control. These factors include but are not limited to economic conditions generally and in the industries in which Palladium may participate; competition within Palladium's chosen industry; technological advances in the industry; and failure by Palladium to successfully develop business relationships.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

      We offer telecommunications services and Internet access to small- to mid-sized businesses, families and individuals. We rely on commissioned sales persons to sell our products to customers and independent representatives. During our past fiscal year ended June 30, 2002, we also offered Internet access and telecommunications services through a network marketing program called USAStar.Net. However, at the end of our 2002 fiscal year management determined it would be in our best interest to cease operations of this program and focus on telecommunications services.

      Our predecessor, Corvallis, Inc., evolved from a development stage company, with no operations or revenues, into a Internet service provider in December 2000 as a result of the merger with USAOneStar.Net, Inc., a Texas corporation. Then on December 26, 2001, we acquired Palladium Communications, Inc., a Kentucky corporation, which added telecommunication services to our product line. Palladium/Kentucky was the accounting survivor of the reverse acquisition. In February 2002 we acquired NetMart 2020, Inc. as our wholly-owned subsidiary, consequently, the following discussions are based upon the consolidated financial information of Palladium/Kentucky, NetMart 2020 and Palladium, formerly USAOneStar.Net, Inc.

      In the beginning of our 2002 fiscal year, we terminated our relationship with a major telecommunications provider who had accounted for approximately 77% of our revenues. While we experienced decreased revenues as a result of this termination, we have focused our efforts on replacing this provider with new telecommunication providers and expansion of our customer base.

Results of Operations

      We recognize revenues as required by the SEC Staff Accounting Bulletin No. 101, which requires sales based on long term agreements for telecommunication services, web-based applications and web site hosting to be recognized ratably over the initial term of the contract. Monthly charges for services are recognized when billed.
Revenues for the 2003 first quarter, the three month period ended September 30, 2002, decreased $11,059, or 13.2%, compared to the 2002 first quarter, the period ended September 30, 2001. We recorded higher revenues in the 2002 first quarter due to our business with a major provider, Adelphia Business Solutions. We terminated our agreement with Adelphia in November 2001 and have recorded lower revenues since that time as we have worked to replace this major provider.

      Cost of sales consist of phone service costs, commissions on sales and the cost of finished products, such as software, purchased from third-party vendors. Cost of sales decreased $30,762, or 70.0%, for the 2003 first quarter compared the 2002 first quarter. As a result of lower cost of sales, our gross profit for the 2003 first quarter increased $19,703, or 33.2%, compared to the 2002 first quarter.

      Total operating expenses include general and administrative expenses, which represent employees' salaries, office expenses and consulting fees. These expenses decreased $54,056, or 37.7%, for the 2003 first quarter compared to the 2002 first quarter. These expenses decreased primarily due to the recognition in the 2002 first quarter of compensation expense related to consultant employment agreements. As a result, we recorded a net operating loss of $29,942 for the 2003 first quarter compared to a net loss of $103,701 for the 2002 first quarter.

      We recorded a net loss of $27,442 for the 2003 first quarter compared to a net loss of $103,461 for the 2002 comparable period. Due to the number of weighted average shares outstanding, we did not post net income or loss per share for either period.

Factors Affecting Future Performance

      Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Our future cash flows will be dependent on a number of factors, including:

o     Our ability to promote telecommunication services to the public.
o We terminated our relationship with our major telecommunications provider and we may experience decreased revenues as we seek other providers.
o We may not be able to compete successfully in our market because we have a small market share and compete with large national companies.
o We are dependent upon third-party local carriers to supply our services and we have little control over the quality and price of these services, which could lead to the loss of customers.
o Future government regulation may restrict our operations or improve the competitive position of our competitors.
o We have incurred significant indebtedness which may result in continued net losses.
o We have agreed to a lockup period which may limit our ability to finance our business.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through revenues and loans. We have had negative working capital and net operating losses which, in the opinion of our auditors, raise substantial doubt about our ability to continue as a going concern. However, management intends to focus on the expansion of our customer base, as well as seek other telecommunications providers to expand our options and provide a wider range of services. In the short term, we intend to contact customers relying on the services of failed telecommunications providers to facilitate their move to other telecommunications providers. We anticipate that if we are successful in these short term goals, we may realize additional sources of revenue to improve cash flow and improve profitability for the long term. Additional debt financing or equity transactions may be required if revenues are insufficient to fund operations.

      At September 30, 2002, we had $10,180 cash on hand and total current assets of $98,536, compared to $10,811 cash on hand and total current assets of $125,039 at the fiscal year ended June 30, 2002. Our total current liabilities were $266,866 at September 30, 2002 compared to $271,927 at June 30, 2002. The current portion of long-term debt in the amount of $202,882 represented 76.0% of the 2003 first quarter current liabilities compared to $207,882 which represented 77.4% of the 2002 year total current liabilities. At the end of the 2003 first quarter we had negative working capital of $168,330 and a retained deficit of $ $1,122,487compared to negative working capital of $146,888 and a retained deficit of $1,095,045 at June 30, 2002.

      Net cash used by operations for the 2003 first quarter was $631 compared to net cash provided by operating activities of $17,419 for the 2002 first
quarter.   We did not record cash flows from investing or financing activities for either period.

      Commitments and Liabilities

      As of September 30, 2002, our principal commitments consisted of approximately $2,100 per month for office space and long term debt of $195,000 related primarily to secured convertible debentures we sold in February 2002. We entered into a securities purchase agreement with four accredited investors in which we agreed to sell an aggregate of $400,000 in secured convertible debentures, with 12% interest, and agreed to grant warrants to purchase 1,200,000 common shares. As part of this agreement, we also agreed to register 162,400,000 common shares which may be required for the conversion of the debentures and exercise of the warrants. The securities purchase agreement provided that we sell $200,000 of the convertible debentures and warrants to purchase 600,000 shares on February 28, 2002. Then within ten days of the effective date of the registration statement which registered the underlying shares, the investors were obligated to make a subsequent investment of $200,000 for additional convertible debentures and warrants to purchase another 600,000 shares. However, due to delays in filing the registration statement, the investors elected not to make the subsequent investment.

      The convertible debentures are secured by all of our assets and they mature on February 28, 2003. We agreed to pay interest on the convertible debentures, at the holder's option, either quarterly beginning on March 31, 2002, or upon conversion. We estimate the quarterly interest payments for the convertible debentures could total approximately $48,000. As of the date of this filing, the holders have not requested payment of interest. This debt may result in a substantial portion of our cash flows from operations being dedicated to the payment of interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

      The warrants granted in this transaction expire through February 28, 2005, and have exercise prices based on calculations related to the trading price of our shares on the OTC Bulletin Board. We recognized an expense of $30,000 for the year ended June 30, 2002 based on the value of these warrants using the Black-Scholes pricing model. In July 2002 a portion of the secured convertible debentures were converted to 757,574 common shares. None of the warrants have been exercised as of the date of this filing.

      Financing

      During the 2002 year and the 2003 first quarter we were unable to fund our operations with revenues alone. As a result, management believes that our cash needs for at least the next twelve months may require a combination of revenues, loans and/or sales of our common stock. However, as part of the securities purchase agreement discussed above, we agreed to a lock-up period which restricts our ability to obtain additional financing. The lock-up period begins February 28, 2002 and ends on January 5, 2003.

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

ITEM 3: CONTROLS AND PROCEDURES

      As a result of new SEC regulations, our Board formalized the disclosure controls and procedures we use to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On November 12, 2002, our CEO and principal financial officer, Mr. Dauenhauer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

      Also, Mr. Dauenhauer did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                   PART II:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.
     ----------------

Exhibit            Description
-------            -----------

2.1 Agreement and Plan of Reorganization between Corvallis and USAOneStar/Texas, dated October 31, 2000 (Incorporated by reference to exhibit 2.1 of Form 10-QSB filed on November 14, 2000)
2.2 Agreement and Plan of Reorganization between USAOneStar and Palladium/Kentucky, dated August 31, 2001 (Incorporated by reference to exhibit 2.1 of Form 8-K filed on September 14, 2000)
3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 8-K filed on February 7, 2002)
3.2 Bylaws (Incorporated by reference to exhibit 5 of Form S-18 filed on November 9, 1987)
10.1 Securities Purchase Agreement between Palladium and Accredited Investors, dated February 28, 2002 (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed May 15, 2002)
10.2 Registration Rights Agreement between Palladium and Accredited Investors, dated February 28, 2002 (Incorporated by reference to exhibit 10.4 to Form SB-2, filed June 17, 2002)
21.1 Subsidiaries of Palladium (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed October 1, 2002)

(b)   Reports on Form 8-K
      --------------------

      None

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Palladium Communications, Inc.


        11/12/02               /s/ Raymond C. Dauenhauer, Jr.
Date: _____________        By:_______________________________________________
                               Raymond C. Dauenhauer, Jr., President,
                               CEO, Principal Financial Officer, and Director



              CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Raymond C. Dauenhauer, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Palladium Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




        11/12/02             /S/ Raymond C. Dauenhauer, Jr.
Date: __________            ____________________________________
                            Raymond C. Dauenhauer, Jr., CEO





             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Raymond C. Dauenhauer, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Palladium Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         11/12/02      /S/ Raymond C. Dauenhauer, Jr.
Date: ____________     _______________________________________________________
                       Raymond C. Dauenhauer, Jr., Principal Financial Officer