Form 10QSB
period 2002-12-31
PALLADIUM COMMUNICATIONS INC
filed 2003-02-14
CIK 824851

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended December 31, 2002

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

As of February 12, 2003, the registrant had a total of 211,907,574 common shares outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis..............................8

Item 3:  Controls and Procedures..........................................11

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8...................................11

Signatures and Certifications ............................................13






                  PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended December 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended December 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)

                Consolidated Financial Statements

                        December 31, 2002

                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
                   Consolidated Balance Sheets


                              ASSETS

                                                   December 31,    June 30,
                                                       2002         2002
                                                  ------------- -------------
                                                   (Unaudited)

Current Assets
  Cash                                            $        518  $     10,811
  Accounts Receivable                                   32,474        47,805
  Accounts Receivable - Other                                -        12,025
  Notes Receivable, net                                 40,000        40,000
  Interest Receivable                                   16,294        14,398
                                                  ------------- -------------

Total Current Assets                                    89,286       125,039
                                                  ------------- -------------

Property & Equipment, Net                               13,211        15,211
                                                  ------------- -------------

    Total Assets                                  $    102,497  $    140,250
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $     47,933  $     47,802
  Accrued Expenses                                      12,318        16,243
  Current Portion of Long-Term Debt                    202,882       207,882
                                                  ------------- -------------

Total Current Liabilities                              263,133       271,927
                                                  ------------- -------------
Long Term Liabilities
  Convertible Debentures                               195,000       200,000
  Notes Payable - Related Party                          7,882         7,882
  Less: Current Portion of Long-Term Debt             (202,882)     (207,882)
                                                  ------------- -------------

Total Long Term Liabilities                                  -             -
                                                  ------------- -------------

    Total Liabilities                                  263,133       271,927
                                                  ------------- -------------

Stockholders' Equity
  Common Stock, Authorized 900,000,000 Shares
   of $.001 Par Value, Issued and Outstanding
   211,907,574 and 211,150,000, Respectively           211,907       211,150
  Additional Paid in Capital                           756,461       752,218
  Retained Earnings (Deficit)                       (1,129,004)   (1,095,045)
                                                  ------------- -------------

Total Stockholders' Equity                            (160,636)     (131,677)
                                                  ------------- -------------

    Total Liabilities and Stockholders' Equity    $    102,497  $    140,250
                                                  ============= =============


                    Palladium Communications, Inc.
                   (Formerly USAOneStar.Net, Inc.)
                Consolidated Statements of Operations
                             (Unaudited)


                                  For the Three For the Three For the Six   For the Six
                                  Months Ended  Months Ended  Months Ended  Months Ended
                                  December 31,  December 31,  December 31,  December 31,
                                  2002          2001          2002          2001
                                  ------------- ------------- ------------- -------------
Revenues                          $     74,873  $    225,811  $    147,473  $    309,470

Cost of Sales                           15,627        30,667        28,801        74,603
                                  ------------- ------------- ------------- -------------

Gross Profit (Loss)                     59,246       195,144       118,672       234,867
                                  ------------- ------------- ------------- -------------
Operating Expenses
  General & Administrative              68,263       382,752       157,631       526,176
                                  ------------- ------------- ------------- -------------

    Total Expenses                      68,263       382,752       157,631       526,176
                                  ------------- ------------- ------------- -------------

Net Operating Income (Loss)             (9,017)     (187,608)      (38,959)     (291,309)
                                  ------------- ------------- ------------- -------------

Other Income(Expense)
  Miscellaneous Income                       -         4,935             -         4,935
  Interest Income                        2,500           596         5,000           836
                                  ------------- ------------- ------------- -------------

    Total Other Income(Expense)          2,500         5,531         5,000         5,771
                                  ------------- ------------- ------------- -------------

Income (Loss) Before Income Taxes       (6,517)     (182,077)      (33,959)     (285,538)

Provision (Benefit) for Income Taxes         -             -             -             -
                                  ------------- ------------- ------------- -------------

Net Income (Loss)                 $     (6,517) $   (182,077) $    (33,959) $   (285,538)
                                  ============= ============= ============= =============

Net Income (Loss) Per Share       $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                                  ============= ============= ============= =============
Weighted Average
Shares Outstanding                 211,907,574   199,044,444   211,844,443   199,022,222
                                  ============= ============= ============= =============








                                  5



                    Palladium Communications, Inc.
                   (Formerly USAOneStar.Net, Inc.)
                Consolidated Statements of Cash Flows
                             (Unaudited)


                                                           For the Six Months Ended
                                                                  December 31,
                                                              2002           2001
                                                          ------------- -------------
Cash Flows from Operating Activities

  Net Income (Loss)                                       $    (33,959) $   (285,538)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                 2,000         3,000
     Stock Issued for Services                                       -        40,000
  Change in Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                        15,331       144,627
     Other Receivable                                           12,025       (17,402)
     Prepaid Expenses                                                -       142,137
     Interest Receivable                                        (1,896)            -
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                      (3,794)       (9,208)
     Deferred Revenues                                               -       (72,836)
                                                          ------------- -------------

  Net Cash Provided(Used) by Operating Activities              (10,293)      (55,220)
                                                          ------------- -------------

Cash Flows from Investing Activities
  Cash from Acquisition                                              -           310
  Purchase of Equipment                                              -          (750)
                                                          ------------- -------------

  Net Cash Provided (Used) by Investing Activities                   -          (440)
                                                          ------------- -------------

Cash Flows from Financing Activities                                 -             -
                                                          ------------- -------------

Increase (Decrease) in Cash                                    (10,293)      (55,660)
                                                          ------------- -------------

Cash and Cash Equivalents at Beginning of Period                10,811        81,809
                                                          ------------- -------------

Cash and Cash Equivalents at End of Period                $        518  $     26,149
                                                          ============= =============

Cash Paid For:
  Interest                                                $          -  $          -
  Income Taxes                                            $          -  $          -

Non-Cash Activity:
  Stock Issued for Convertible Debentures                 $      5,000  $          -











                  Palladium Communications, Inc.
                 (Formerly USAOneStar.Net, Inc.)
          Notes to the Consolidated Financial Statements
                        December 31, 2002



GENERAL

Palladium Communications, Inc. (formerly USAOneStar.Net, Inc.), the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the six months ended December 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2002.

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



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

      We offer telecommunications services to small- to mid-sized businesses, families and individuals. We rely on commissioned sales persons to sell our products to customers. During our past fiscal year ended June 30, 2002, we also offered Internet access and telecommunications services through a network marketing program called USAStar.Net. However, at the end of our 2002 fiscal year management determined it would be in our best interest to cease operations of this program and focus on telecommunications services.

      In December 2000, our predecessor, Corvallis, Inc., evolved from a development stage company, with no operations or revenues, into a Internet service provider as a result of the merger with USAOneStar.Net, Inc., a Texas corporation. Then on December 26, 2001, we acquired Palladium Communications, Inc., a Kentucky corporation, as our wholly-owned subsidiary, which added telecommunication services to our product line. Palladium/Kentucky was the accounting survivor of the reverse acquisition. Then in February 2002 we acquired NetMart 2020, Inc. as our wholly-owned subsidiary; however, in June 2002 management determined that the goodwill recorded for the acquisition was impaired and we recognized a loss of $116,800 for the fiscal year ended June 30, 2002.

      In November 2001 we terminated our relationship with a major telecommunications provider, Adelphia Business Solutions, who had accounted for approximately 77% of our revenues for the 2001 fiscal year. While we experienced decreased revenues as a result of this termination, we have focused our efforts on replacing this provider with new telecommunication providers and expansion of our customer base.

Results of Operations

      The following discussions are based upon the consolidated financial information of Palladium/Kentucky, NetMart 2020 and Palladium, formerly USAOneStar.Net, Inc. These discussions should be read in conjunction with the financial statements included with this report.

      We recognize revenues as required by the SEC Staff Accounting Bulletin No. 101, which requires sales based on long term agreements for telecommunication services, web-based applications and web site hosting to be recognized ratably over the initial term of the contract. Monthly charges for
services are recognized when billed.   Revenues for the six month period ended
December 31, 2002, decreased $161,997, or 52.3%, compared to the six month period ended December 31, 2001. Revenues decreased $150,938, or 66.8%, for the three month period ended December 31, 2002, compared to the three month period ended December 31, 2001. We recorded higher revenues in the 2002 second quarter due to our business with Adelphia Business Solutions.

      Cost of sales consist of phone service costs, commissions on sales and the cost of finished products, such as software, purchased from third-party vendors. Cost of sales decreased $45,802, or 61.4%, for the 2003 six month period compared to the 2002 six month period. These costs also decreased $15,040, or 49.0 %, for the 2003 second quarter compared the 2002 second quarter. As a result of reduced revenues, our gross profit decreased $116,195, or

 49.5%, for the 2003 six month period compared to the same period in fiscal year 2002. For the 2003 second quarter, gross profit decreased $135,898, or 69.6%, compared to the 2002 second quarter.

      Total operating expenses include general and administrative expenses, which represent employees' salaries, office expenses and consulting fees. These expenses decreased $368,545, or 70.0%, for the 2003 six month period compared to the 2002 six month period. These expenses decreased $314,489, or 82.2% for the 2003 second quarter compared to the 2002 second quarter. The 2003 second quarter decrease was primarily the result of recognition in the 2002 second quarter of compensation expense related to consultant employment agreements, which increased these expenses in the 2002 second quarter. As a result, we recorded a net operating loss of $38,959 for the 2003 six month period compared to a net operating loss of $291,309 for the 2002 six month period. Our net operating loss was $9,017 for the 2003 second quarter compared to a net operating loss of $187,608 for the 2002 second quarter.

      We recorded total other income of $5,000 for the 2003 six month period compared to $5,771 for the 2002 six month period. This income was primarily related to interest income from notes receivable in the 2003 six month period compared to miscellaneous income in the 2002 six month period. Total other income for the 2002 second quarter was $2,500, primarily related to interest income, compared to $5,531 for the 2002 second quarter.

      We recorded a net loss of $33,959 for the 2003 six month period compared to a net loss of $285,538 in the 2002 six month period. For the 2003 second quarter our net loss was $6,517 compared to a net loss of $182,077 for the 2002 comparable period. Due to the number of weighted average shares outstanding, we did not post net income or loss per share for either period.

Factors Affecting Future Performance

      Actual costs and revenues could vary from the amounts we expect or budget, possibly materially, and those variations are likely to affect how much additional financing we will need for our operations. Our future cash flows will be dependent on a number of factors, including:

..     We have recorded a net loss for the six month period ended December 31,
      2002. While we have expanded the number of telecommunication providers and long distance providers we represent, we may be unable to increase revenues to the point that we attain and maintain profitability.

..     We may not be able to compete successfully in our market because we have a small market share and compete with large national companies, including: AT&T, MCIWorldCom, Sprint; as well as, local telephone companies, and microwave carriers.

..     We are dependent upon third-party local carriers to supply our services and we have little control over the quality and price of these services, which could lead to the loss of customers. These third party providers also establish our costs for resale of these services. If we are unable to obtain high quality, reliable and reasonably priced services from these providers in our market, then our customers may not subscribe to our service due to the cost or lack of quality of the service.

..     Government regulation may restrict our operations or improve the competitive position of our competitors. We are not currently subject to some of the more burdensome requirements of federal regulation.
      However, our ability to compete in the communications industry depends upon a continued favorable pro-competitive regulatory environment. New regulations that offer greater flexibility and regulatory relief to our larger competitors or impose greater restrictions on our operations may significantly harm our ability to operate our business.

..     We have incurred significant indebtedness as a result of our agreement with investors, discussed below; see, "Commitments and Contingent
      Liabilities."   We may be required to dedicate a significant portion of
      our cash flow from operations, if any, to the payment of interest and principal on this indebtedness and/or for damages related to our failure, if any, to perform under the agreement. In addition, this dedication of cash flows to principal and interest may render us more vulnerable to competitive and economic downturns.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through revenues and loans. We have had negative working capital and net operating losses for the past two fiscal years. These facts, in the opinion of our auditors, raise substantial doubt about our ability to continue as a going concern. We have experienced difficulty in our efforts to acquire sufficient customers to replace those we lost when we terminated our relationship with Adelphia Business Solutions. However, management intends to continue our focus on the expansion of our customer base, as well as seek other telecommunications providers to expand our options and provide a wider range of services. Also, additional debt financing or equity transactions may be required if future revenues are insufficient to fund our operations.

      At December 31, 2002, we had $518 cash on hand and total current assets of $89,286 compared to $10,811 cash on hand and total current assets of $125,039 at the fiscal year ended June 30, 2002. Our total current liabilities were $263,133 at December 31, 2002, compared to $271,927 at June 30, 2002. The current portion of long-term debt at both the year end and the 2003 six month period end represented more than 76% of our total current liabilities. The long term debt was related to convertible debentures we sold in February 2002, which are discussed in more detail below. At December 31, 2002, we had negative working capital of $173,847 and a retained deficit of $1,129,004 compared to negative working capital of $146,888 and a retained deficit of $1,095,045 at June 30, 2002.

      Net cash used by operations for the 2003 six month period was $10,293 compared to net cash used by operating activities of $55,220 for the 2002 six month period. We did not record cash flows from investing activities for the 2003 six month period, but recorded $440 net cash used by investing activities during the 2002 six month period. We did not record net cash from financing activities for either period.

Commitments and Contingent Liabilities

      As of December 31, 2002, our principal commitments consisted of approximately $2,100 per month for office space and long term debt of $195,000 related primarily to secured convertible debentures we sold in February 2002. We entered into a securities purchase agreement with four accredited investors in which we agreed to sell an aggregate of $400,000 in secured convertible debentures, with 12% interest, and agreed to grant warrants to purchase 1,200,000 common shares. As part of this agreement, we also agreed to register 162,400,000 common shares which may be required for the conversion of the debentures and exercise of the warrants. The securities purchase agreement provided that we sell $200,000 of the convertible debentures and warrants to purchase 600,000 shares on February 28, 2002. Then within ten days of the effective date of the registration statement which registered the underlying shares, the investors were obligated to make a subsequent investment of $200,000 for additional convertible debentures and warrants to purchase another 600,000 shares. However, due to delays in filing the registration statement, the investors elected not to make the subsequent investment.

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

Financing

      We are unable to fund our operations with revenues alone. As a result, management believes that our cash needs for at least the next twelve months may require a combination of revenues, loans and/or sales of our common stock. We expect that additional capital may be provided by future loans from related parties or private placements of our common stock. We foresee that any private placement of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.


ITEM 3: CONTROLS AND PROCEDURES

      Our Board formalized the disclosure controls and procedures we use to ensure that material information regarding our company and its operations are provided to the public in a timely manner. As required by SEC regulations, on February 4, 2003, our CEO and principal financial officer, Mr. Dauenhauer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

      Also, Mr. Dauenhauer did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


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


                              Palladium Communications, Inc.



                                  /S/ Raymond C. Dauenhauer, Jr.
Date: 2-14-03                 By:__________________________________________
                                 Raymond C. Dauenhauer, Jr., President, CEO,
                                 Principal Financial Officer, and Director



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



            2/14/03                /s/ Raymond C. Dauenhauer, Jr.
Date: _________________            __________________________________________
                                   Raymond C. Dauenhauer, Jr., CEO





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


       2/14/03         /s/ Raymond C. Dauenhaurer, Jr.
Date: _____________    _______________________________________________________
                       Raymond C. Dauenhauer, Jr., Principal Financial Officer