Form 10QSB
period 2003-03-31
PALLADIUM COMMUNICATIONS INC
filed 2003-05-15
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                        Commission file number 33-18143-D


                         PALLADIUM COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


         Nevada                                          87-0449399
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)


          Bagshaw Hall, Bagshaw Hill, Bakewell, Derbyshire,  UK DE45 1DL
               (Address of principal executive offices)      (Zip Code)

                    Issuer's telephone number 44 1629 814555

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The number of shares outstanding of the Issuer's common stock at $.001 par value as of April 30, 2003 was 21,190,760.

                         Palladium Communications, Inc.
                         (Formerly USAOneStar.Net, Inc.)

                        Consolidated Financial Statements

                                 March 31, 2003

                         Palladium Communications, Inc.
                         (Formerly USAOneStar.Net, Inc.)
                           Consolidated Balance Sheets



                                     ASSETS
                                                                                            March 31,             June 30,
                                                                                              2003                  2002
                                                                                         ----------------      ----------------
                                                                                           (Unaudited)
Current Assets
  Cash                                                                                          $ 13,548              $ 10,811
  Accounts Receivable                                                                                  -                47,805
  Accounts Receivable - Other                                                                          -                12,025
  Notes Receivable, net                                                                           40,000                40,000
  Interest Receivable                                                                             16,294                14,398
                                                                                         ----------------      ----------------

Total Current Assets                                                                              69,842               125,039
                                                                                         ----------------      ----------------

Property & Equipment, Net                                                                         12,211                15,211
                                                                                         ----------------      ----------------

    Total Assets                                                                                $ 82,053             $ 140,250
                                                                                         ================      ================


             LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts Payable                                                                              $ 32,150              $ 47,802
  Accrued Expenses                                                                                72,498                16,243
  Current Portion of Long-Term Debt                                                              216,382               207,882
                                                                                         ----------------      ----------------

Total Current Liabilities                                                                        321,030               271,927
                                                                                         ----------------      ----------------

Long Term Liabilities
  Convertible Debentures                                                                         208,500               200,000
  Notes Payable - Related Party                                                                    7,882                 7,882
  Less: Current Portion of Long-Term Debt                                                       (216,382)             (207,882)
                                                                                         ----------------      ----------------

Total Long Term Liabilities                                                                            -                     -
                                                                                         ----------------      ----------------

    Total Liabilities                                                                            321,030               271,927
                                                                                         ----------------      ----------------

Stockholders' Equity
  Common Stock, Authorized 900,000,000 Shares of $.001 Par Value,
    Issued and Outstanding 2,119,076 and 2,111,500, Respectively                                   2,119                 2,112
  Additional Paid in Capital                                                                     966,249               961,256
  Retained Earnings (Deficit)                                                                 (1,207,345)           (1,095,045)
                                                                                         ----------------      ----------------

Total Stockholders' Equity                                                                      (238,977)             (131,677)
                                                                                         ----------------      ----------------

    Total Liabilities and Stockholders' Equity                                                  $ 82,053             $ 140,250
                                                                                         ================      ================


                         Palladium Communications, Inc.
                         (Formerly USAOneStar.Net, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the Nine Months Ended
                                                                                            March 31,
                                                                                -----------------------------------

                                                                                     2003                2002
                                                                                ---------------      --------------

Cash Flows from Operating Activities

  Net Income (Loss)                                                                 $ (112,300)          $(673,626)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                         3,000               4,500
     Stock Issued for Services                                                               -              77,500
     Impairment of Goodwill                                                                  -             116,800
  Change in Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                                                47,805             166,012
     Other Receivables                                                                  12,025                   -
     Prepaid Expenses                                                                        -             284,274
     Interest Receivable                                                                (1,896)                  -
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                                              40,603             (22,788)
     Deferred Revenues                                                                       -            (106,355)
                                                                                ---------------      --------------

  Net Cash Provided(Used) by Operating Activities                                      (10,763)           (153,683)
                                                                                ---------------      --------------

Cash Flows from Investing Activities
  Cash from Acquisition                                                                      -                 310
  Proceeds from Notes Receivable                                                             -                 776
  Purchase of Equipment                                                                      -                (750)
                                                                                ---------------      --------------

  Net Cash Provided (Used) by Investing Activities                                           -                 336
                                                                                ---------------      --------------

Cash Flows from Financing Activities
  Proceeds from Note Payable                                                            13,500             158,000
                                                                                ---------------      --------------

Increase (Decrease) in Cash                                                              2,737               4,653
                                                                                ---------------      --------------

Cash and Cash Equivalents at Beginning of Period                                        10,811              81,809
                                                                                ---------------      --------------

Cash and Cash Equivalents at End of Period                                            $ 13,548            $ 86,462
                                                                                ===============      ==============

Cash Paid For:
  Interest                                                                                 $ -                 $ -
  Income Taxes                                                                             $ -                 $ -

Non-Cash Activity:
  Stock Issued for Convertible Debentures                                              $ 5,000                 $ -
  Stock Issued for Services                                                                $ -            $ 77,500
  Stock Issued for Notes Payable                                                           $ -           $ 107,000
  Stock Issued for Investment                                                              $ -             $ 9,800


                         Palladium Communications, Inc.
                         (Formerly USAOneStar.Net, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                      For the Three        For the Three       For the Nine        For the Nine
                                       Months Ended        Months Ended        Months Ended        Months Ended
                                         March 31,            March 31,          March 31,            March 31,
                                           2003                2002                2003                2002
                                       ------------        ------------        ------------        ------------

Revenues ...........................   $    58,723         $   117,408         $   206,196         $   426,878

Cost of Sales ......................        13,573              31,873              42,374             106,476
                                       ------------        ------------        ------------        ------------

Gross Profit (Loss) ................        45,150              85,535             163,822             320,402
                                       ------------        ------------        ------------        ------------

Operating Expenses
  General & Administrative .........       123,491             356,823             281,122             882,999
                                       ------------        ------------        ------------        ------------

    Total Expenses .................       123,491             356,823             281,122             882,999
                                       ------------        ------------        ------------        ------------

Net Operating Income (Loss) ........       (78,341)           (271,288)           (117,300)           (562,597)
                                       ------------        ------------        ------------        ------------

Other Income(Expense)
  Impairment of Goodwill ...........          --              (116,800)               --              (116,800)
  Miscellaneous Income .............          --                  --                  --                 4,935
  Interest Income ..................          --                  --                 5,000                 836
                                       ------------        ------------        ------------        ------------

    Total Other Income(Expense) ....          --              (116,800)              5,000            (111,029)
                                       ------------        ------------        ------------        ------------

Income (Loss) Before Income Taxes ..       (78,341)           (388,088)           (112,300)           (673,626)

Provision (Benefit) for Income Taxes          --                  --                  --                  --
                                       ------------        ------------        ------------        ------------

Net Income (Loss) ..................   $   (78,341)        $  (388,088)        $  (112,300)        $  (673,626)
                                       ============        ============        ============        ============

Net Income (Loss) Per Share ........   $     (0.04)        $     (0.19)        $     (0.05)        $     (0.33)
                                       ============        ============        ============        ============

Weighted Average Shares Outstanding      2,119,076           2,072,334           2,118,655           2,017,593
                                       ============        ============        ============        ============

                         Palladium Communications, Inc.
                         (Formerly USAOneStar.Net, Inc.)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2003


GENERAL

Palladium Communications, Inc. (formerly USAOneStar.Net, Inc.), the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the nine months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2002.

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

REVERSE STOCK SPLIT

On March 4, 2003, the Company's Board of Directors authorized and completed a 100 for 1 reverse stock split. The financial statements have been retroactively restated for the reverse split.

SUBSEQUENT EVENTS

On April 22, 2003, the Company exchanged 19,071,684 shares of common stock for all of the outstanding shares of Peak Entertainment, Ltd. (Peak). Pursuant to the acquisition, the Company's management resigned and was replaced by the management of Peak. The acquisition has been recorded as a reverse acquisition whereby the Company is the legal survivor and Peak is the accounting survivor.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto presented elsewhere in this Form 10-QSB. The discussion is based upon such condensed consolidated financial statements that have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

         The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

General

         During the nine month period ended March 31, 2003, we offered telecommunications services to small- to mid-sized businesses, families and individuals. However, on April 22, 2003 we completed an acquisition of Peak Entertainment Ltd., which is a United Kingdom registered company incorporated and headquartered in Bakewell, England. Peak Entertainment also has offices in New York, New Jersey and California. As a result we have new management and new operations. Peak Entertainment intends to be a fully integrated media company focused on the children's market. Management intends to change Palladium's name to Peak Entertainment Holdings, Inc.

Results of Operations

         The following discussion and analysis should be read in conjunction with our unaudited financial statements and the accompanying notes for the three and nine month periods ended March 31, 2003 and 2002 included with this report. Our fiscal year ends June 30 and the three month period ended March 31, 2003 is our third quarter.

         We recognize revenues as required by the SEC Staff Accounting Bulletin No. 101, which requires sales based on long term agreements for telecommunication services, web-based applications and web site hosting to be recognized ratably over the initial term of the contract. Monthly charges for services are recognized when billed. Revenues have remained down throughout the 2003 fiscal year and revenues for the nine month period ended March 31, 2003, decreased $220,682, or 51.7 %, compared to the nine month period ended March 31, 2001. Revenues decreased $58,685, or 50.0%, for the three month period ended March 31, 2003, our third quarter, compared to the third quarter ended March 31, 2001.

         Cost of sales consist of phone service costs, commissions on sales and the cost of finished products, such as software, purchased from third-party vendors. Cost of sales decreased $64,102, or 60.2%, for the 2003 nine month period compared to the 2002 nine month period. These costs also decreased $18,300, or 57.4 %, for the 2003 third quarter compared the 2002 third quarter. As a result of reduced revenues, our gross profit decreased $156,580, or 48.9%, for the 2003 nine month period compared to the same period in fiscal year 2002. For the 2003 third quarter, gross profit decreased $40,385, or 47.2%, compared to the 2002 third quarter.

         Total operating expenses include general and administrative expenses, which represent employees' salaries, office expenses and consulting fees. These expenses decreased $601,877, or 68.2%, for the 2003 nine month period compared to the 2002 nine month period. These expenses decreased $233,332, or 65.4%, for the 2003 third quarter compared to the 2002 third quarter. The 2003 third quarter decrease was primarily the result of recognition in the 2002 third quarter of compensation expense related to consultant employment agreements.

         As a result, we recorded a net operating loss of $117,300 for the 2003 nine month period compared to a net operating loss of $562,597 for the 2002 nine month period. Our net operating loss was $78,341 for the 2003 third quarter compared to a net operating loss of $271,288 for the 2002 third quarter.

         We recorded total other income of $5,000 for the 2003 nine month period compared to total other expense of $111,029 for the 2002 nine month period. Total other expense for the 2002 third quarter was $116,800 compared to $0 for the 2003 third quarter. The 2002 three and nine month period expense was primarily the result of recognition of an impairment of goodwill in the amount of $116,800 related to NetMart 2020, Inc.

         We recorded a net loss of $112,300 for the 2003 nine month period compared to a net loss of $673,626 in the 2002 nine month period. For the 2003 third quarter our net loss was $78,341 compared to a net loss of $388,088 for the 2002 comparable period. Due to the number of weighted average shares outstanding, we did not post net income or loss per share for either period.

Factors Affecting Future Performance

         The recent acquisition of Peak Entertainment and the shift in focus of our operations may be unsuccessful, result in disruptions to our business operations or distractions of our management, which may result in strain or diversion of our resources from more profitable operations. This acquisition transaction will be expensive, time-consuming, and complicated. Acquisitions involve a number of special risks, including:
         * failure of management to integrate the acquired business into our operations,
         * failure to retain key personnel of the acquired business, and
         * risks associated with unanticipated events or liabilities.

Liquidity and Capital Resources

         We have funded our cash requirements primarily through revenues and loans. We have had negative working capital and net operating losses for the past two fiscal years. These facts, in the opinion of our auditors, raise substantial doubt about our ability to continue as a going concern. We have experienced difficulty in our efforts to acquire sufficient customers to replace those we lost when we terminated our relationship with Adelphia Business Solutions. However, with the acquisition of Peak Entertainment new management intends to focus our operations on the development of an integrated business model based on the licenses and other rights and properties owned by Peak Entertainment

        At March 31, 2003, we had $13,548 cash on hand and total current assets of $69,842 compared to $10,811 cash on hand and total current assets of $125,039 at the fiscal year ended June 30, 2002. Our total current liabilities were $321,030 at March 31, 2003, compared to $271,927 at June 30, 2002. The current portion of long-term debt at the 2003 nine month period end represented more than 67.4% of our total current liabilities. The long term debt was related to convertible debentures we sold in February 2002, which are discussed in more detail below. At March 31, 2003, we had negative working capital of $251,188 and a retained deficit of $1,207,345 compared to negative working capital of $146,888 and a retained deficit of $1,095,045 at June 30, 2002.

         Net cash used by operations for the 2003 nine month period was $10,763 compared to $153,683 for the 2002 nine month period. We did not record cash flows from investing activities for the 2003 nine month period, but recorded $336 net cash provided by investing activities during the 2002 nine month period. We record net cash provided by financing activities of $13,500 for the 2003 nine month period compared to $158,000 for the comparable 2002 period.

Commitments and Contingent Liabilities

         As of March 31, 2003, our principal commitments consisted of approximately $2,100 per month for office space and long term debt of $208,500 related primarily to secured convertible debentures we sold in February 2002. We entered into a securities purchase agreement with four accredited investors in which we agreed to sell an aggregate of $400,000 in secured convertible debentures, with 12% interest, and agreed to grant warrants to purchase 1,200,000 common shares. As part of this agreement, we also agreed to register common shares which may be required for the conversion of the debentures and exercise of the warrants. The securities purchase agreement provided that we sell $200,000 of the convertible debentures and warrants to purchase 60,000 shares on February 28, 2002. Then within ten days of the effective date of the registration statement which registered the underlying shares, the investors were obligated to make a subsequent investment of $200,000 for additional convertible debentures and warrants to purchase another 60,000 shares. However, due to delays in filing the registration statement, the investors elected not to make the subsequent investment. In March 2003 the investors completed an additional investment of $15,000.

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

Financing

         On April 22, 2003, we entered into a Securities Purchase Agreement with four accredited investors for the sale of $785,000 in convertible debentures and warrants to buy 1,570,000 shares of Palladium common stock. The investors are obligated to provide Palladium with an aggregate of $785,000
         *        $300,000 on April 22, 2003;
         * $250,000 ten days after the filing of a registration statement with the SEC which registers the shares to be issued upon conversion of the debentures or exercise of the warrants; and
         * $235,000 will be disbursed within five day of the effectiveness of the registration statement filed with the SEC
        The debentures bear interest of 12%, mature in one year from the date of issuance and are convertible into shares of Palladium common stock at the option of the investor.



Item 3. CONTROLS AND PROCEDURES.

         Within the 90 days prior to the date of filing of this quarterly report on Form 10-QSB, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

         From time to time the Company is subject to litigation incidental to its business. The Company is not currently a party to any material legal proceedings

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5. OTHER INFORMATION.

          On April 22, 2003, the Company exchanged 19,071,684 shares of common stock for all of the outstanding shares of Peak Entertainment, Ltd. (Peak). Pursuant to the acquisition, the Company's management resigned and was replaced by the management of Peak. The acquisition has been recorded as a reverse acquisition whereby the Company is the legal survivor and Peak is the accounting survivor.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following exhibits are filed with this report:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

         During the quarterly period ended March 31, 2003, the Company filed no reports on Form 8-K, except for a Report filed on March 4, 2003, which disclosed the reverse split of the Company's outstanding common stock on a one-for-100 basis.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PALLADIUM COMMUNICATIONS, INC.

Date: May 15, 2003                   By: /s/ WILF SHORROCKS
                                     Wilf Shorrocks, Chief Executive
                                     Officer and Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


         I, Wilf Shorrocks, Chief Executive Officer and Chief Financial Officer of Palladium Communications, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Palladium Communications, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


Dated:   May 15, 2003                    /s/ WILF SHORROCKS
                                             Wilf Shorrocks, Chief Executive
                                             Officer and Chief Financial Officer