Form 10QSB
period 2003-06-30
PEAK ENTERTAINMENT HOLDINGS INC
filed 2003-08-20
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                        Commission file number 33-18143-D


                        PEAK ENTERTAINMENT HOLDINGS, INC.
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of the Issuer's common stock at $.001 par value as of June 30, 2003 was 21,190,760.

Consolidated Balance Sheets

                                                                             December 31, 2002   June 30, 2003
                                                                                                  Unaudited
Assets

Current Assets

Cash and cash equivalents .....................................................   $     9,870    $    91,047
Accounts receivable ...........................................................        63,341        177,062
Inventories ...................................................................       238,058        243,294
Other current assets ..........................................................          --          269,121
                                                                                  ___________    ___________
Total current assets ..........................................................   $   311,269    $   780,524

Plant and equipment, net ......................................................       136,538        154,495
Intangible assets, net of amortization ........................................     1,984,159      2,020,462
                                                                                  ___________    ___________
                                                                                  $ 2,431,966    $ 2,955,481
                                                                                  ===========    ===========
Liabilities and Stockholders' Equity/(Deficit)

Current Liabilities

Short term borrowings .........................................................   $   264,600    $   323,216
Advances from factor ..........................................................          --            7,126
Accounts payable ..............................................................       578,835      1,016,327
Stockholders' advances account ................................................       894,193        824,937
License fees payable ..........................................................       300,000        378,343
Other accrued liabilities .....................................................       233,316        627,559
                                                                                  ___________    ___________
Total current liabilities .....................................................   $ 2,270,944    $ 3,177,508

Long Term Liabilities

License fees payable ..........................................................     1,200,000      1,213,474
Convertible debentures ........................................................                      359,048
                                                                                  ___________    ___________
Total long term liabilities ...................................................   $ 1,200,000    $ 1,572,522

Stockholders' Equity (deficit)

Common stock, par value $0.001 - 900,000,000 shares authorized,  19,071,684 and
21,190,760 issued and outstanding .............................................   $    19,075    $    21,197
Additional paid in capital ....................................................       (19,072)       555,313
Retained earnings (deficit) ...................................................      (967,451)    (2,244,579)
Other comprehensive income ....................................................       (71,530)      (126,480)
                                                                                  ___________    ___________
Total stockholders' equity (deficit) ..........................................    (1,038,978)    (1,794,549)
                                                                                  ___________    ___________
                                                                                  $ 2,431,966    $ 2,955,481
                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements

Consolidated Statements of Operations (Unaudited)



                                        3 months ended   3 months ended  6 months ended 6 months ended
                                        June 30, 2002    June 30, 2003   June 30, 2002  June 30, 2003

Revenue
  Character related consumer products            --            99,738            --          328,114
   Licensing arrangements ............           --            19,734            --           47,627
                                         ____________    ____________    ____________    ___________
Net revenue ..........................           --           119,472            --          375,741

Cost of Revenue
   Cost of goods sold ................           --            97,656            --          247,229
                                         ____________    ____________    ____________    ___________
Total cost of revenue ................           --            97,656            --          247,229

Gross profit .........................           --            21,816            --          128,512

Operating expenses
   Selling, general and administrative        179,635         730,964         330,259      1,122,848
   Depreciation and amortisation .....         13,699          41,951          13,699         80,180
                                         ____________    ____________    ____________    ___________
Total operating expenses .............        193,334         772,915         343,958      1,203,028
                                         ____________    ____________    ____________    ___________

Loss from operations .................       (193,334)       (751,099)       (343,958)    (1,074,516)

Foreign exchange gain ................         84,565          65,619          84,565         31,834

Interest expense .....................           --          (212,224)           --         (226,539)
                                         ____________    ____________    ____________    ___________
Net loss .............................   $   (108,769)   $   (897,704)   $   (259,393)   $(1,269,221)
                                         ============    ============    ============    ===========


Basic and diluted net loss per share .   $      0.006    $      0.043    $      0.014    $     0.061

Weighted average common shares
 outstanding .........................     19,071,684      20,701,742      19,071,684     20,678,456
                                         ============    ============    ============    ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Loss (Unaudited)

                                3 months ended   3 months ended  6 months ended 6 months ended
                                 June 30, 2002   June 30, 2003   June 30, 2002  June 30, 2003

Net loss ........................   $(108,769)   $(897,704)      $(259,393)     $(1,269,221)

Cumulative translation adjustment     (18,815)     (84,384)        (18,148)       (126,480)
                                    _________    _________        _________     ___________
Comprehensive loss ..............   $(127,584)   $(982,088)      $(277,541)     $(1,395,701)
                                    =========    =========        =========      ===========






















See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

                                                               Six months ended June 30
                                                               ___________    _________
                                                                     2002        2003
Cash flows from operating activities:

Net loss                                                        $ (259,393)$ (1,269,221)
Adjustments to reconcile net loss to net cash used
 in operating activities:

Depreciation ...............................................          --          2,796
Amortization of intangible assets ..........................        13,699       77,384
Foreign exchange gain ......................................       (84,565)     (31,834)
Amortization of discount on debentures .....................          --        150,548
Changes in working capital:

Accounts receivable ........................................          --       (112,135)
Inventories ................................................       (46,444)        (738)
Other current assets .......................................       (28,303)     (44,322)
Accounts payable and other accrued liabilities .............       158,780      857,278
                                                               ___________    _________
Net cash used in operating activities ......................      (246,226)    (370,244)
                                                               ===========    =========
Cash flows from investing activities:

Purchase of plant and equipment ............................      (111,410)     (19,840)
Purchase of intangibles ....................................      (250,455)     (54,958)
                                                               ___________    _________
Net cash used in investing activities ......................      (361,865)     (74,798)
                                                               ===========    =========
Cash flows from financing activities:

Short term borrowings, net .................................          --         51,976
Stockholders' advances account .............................       648,368      (97,396)
Advances from factor .......................................          --          7,126
Convertible debentures .....................................          --
                                                                                550,000
                                                               ___________    _________
Net cash provided from financing activities ................       648,368      511,706
                                                               ===========    =========
Cumulative translation adjustment ..........................        20,217       14,513
                                                               ===========    =========
Increase in cash and cash equivalents ......................        20,060       81,177
Cash and cash equivalents, beginning of period .............          --          9,870
                                                               ___________    _________
Cash and cash equivalents, end of period ...................   $    20,060    $  91,047
                                                               ===========    =========
Supplemental disclosure of cash flow information
Interest paid ..............................................   $      --      $      29
                                                               ===========    =========
Purchase of licenses through issuance of long
term liabilities ...........................................   $ 1,400,000    $   8,252
                                                               ===========    =========
Accounting for reserve acquisition .........................          --      $ 208,500
                                                               ===========    =========

See accompanying notes to consolidated financial statements

Notes to consolidated financial statements



1         Description of Business and Future Prospects

          Peak Entertainment Holdings, Inc, formerly Peak Entertainment Ltd was formed on November 20, 2001 as an integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc to take a property from concept to consumer, in-house, controlling and coordinating broadcast, promotions and product launches (toys, apparel, video games, etc.) to build market momentum and worldwide brand quality.

          The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As explained below the Company has sustained recurring operating losses and has a net capital deficiency as of June 30, 2003. On April 22, 2003, the Company completed a reverse acquisition with a public shell and has become a public company with access to the US capital markets. Immediately following the reverse acquisition, the Company issued $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the company's common stock. The Company received $300,000 at the time of issuance of the debentures and warrants and has since received the balance.

          The Company has developed a business plan to increase revenue by capitalizing on its integrated media products. However, the Company must obtain funds from outside sources in fiscal 2003 to provide needed liquidity and successfully implement its business plan. Presently, the Company has no firm commitments from outside sources to provide these funds. These factors raise substantial doubt about the Company's ability to continue in existence. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty. While the Company is optimistic that it can execute its revised business plan, there can be no assurance that;

          A Increased sales necessary to obtain profitability will materialize, and

          B The Company will be able to raise sufficient cash to fund the additional working capital requirements.

2         Summary of Significant Accounting Policies

          (A)       Principals of Consolidation and Combination

                    The accompanying combined financial statements include the accounts of Jusco Toys Ltd, Jusco UK Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd after elimination of inter-company transactions and balances. Jusco Toys Ltd, Jusco UK Ltd and Wembley Sportsmaster Ltd are wholly-owned subsidiaries of Peak Entertainment Holdings, Inc, which is owned by Wilfred and Paula Shorrocks. Cameo Collectables Ltd was formed on August 20, 2002 and is owned by Wilfred and Paula Shorrocks. The financial statements of Cameo Collectables Ltd have been combined with Peak Entertainment Holdings, Inc as both entities were under common control until February 7, 2003, when Peak Entertainment Holdings, Inc acquired the whole of the share capital in Cameo Collectables Ltd, by means of a share for share exchange.

Notes to consolidated financial statements


          (B)       Interim Financial Information

                    In the opinion of management, the interim financial information as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

                    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

          (C)       Risks and Uncertainties

                    The entertainment/media industry is highly competitive. The Company competes with many companies, including larger, well capitalized companies that have significantly greater financial and other resources. The Company's success is dependent upon the appeal of its entertainment products. Consumer preferences with respect to entertainment products are continuously changing and are difficult to predict. Therefore, the Company's success will depend on its ability to redesign, restyle and extend the useful life of products and to develop, introduce and gain customer acceptance of new entertainment products. The Company's ability, or inability, to manage these risk factors could influence future financial and operating results.

Notes to consolidated financial statements




2         Summary of Significant Accounting Policies (continued)

          (D)       Revenue Recognition

                    The Company generates revenues from three distinct sources; the license fees generated from the production of television entertainment, character licensing and sales of character related consumer products. Revenues from the production of television entertainment is recognized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film". Under this guidance, the Company recognizes revenue from the sale of television entertainment when all of the following conditions are met:

                    A Persuasive evidence of a sale or licensing arrangement with a customer exists,

                    B The television episode is complete and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery,

                    C The license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale, and

                    D    The arrangement fee is fixed or determinable.

                    Revenue from character licensing arrangements is recognized over the life of the agreement. Revenue from the sale of character related consumer products is recognized at the time of shipment when title of the products passes to the customer. Amounts received in advance are recorded as unearned revenue until the earnings process is complete.

          (E)        Intangible assets and amortization

                    Intangible assets are stated at cost less accumulated amortization and any provision for impairment. Amortization is provided on intangible fixed assets over their expected useful lives as follows:

                     Trade marks                            -    10 years
                     Website development costs              -     3 years

                    Licensing rights are amortised on a straight line basis over the term of the agreement, which range from 3 years - 20 years.

Notes to consolidated financial statements


2         Summary of Significant Accounting Policies (continued)

          (E)       Intangible assets and amortization (continued)

                           Web Site Development Costs

                    In March 2000, EITF No. 00-02, Accounting for Website Development Costs, was issued which addresses how an entity should account for costs incurred in website development. EITF 00-02 distinguishes between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage. The Company expenses all costs incurred during the development and operating stages. The Company evaluates costs incurred during the applications and infrastructure development stage using the guidance in Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

          (F)       Plant and equipment

                    Plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on plant and equipment over their expected useful lives as follows:

                     Fixtures & fittings               -        10 years
                     Moulds and Tooling                -         5 years
                     Computer equipment                -         4 years

                    Costs associated with the repair and maintenance of plant and equipment are expensed as incurred.

          (G)       Film and television costs

                    The company capitalizes the costs of developing film and television projects in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film". These costs will be amortized using the individual-film-forecast-computation method, which amortizes costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue at the beginning of the current fiscal year. The Company has recorded no amortization to date as revenue has yet to be recognized.

Notes to consolidated financial statements


2         Summary of Significant Accounting Policies (continued)

          (H)       Asset Impairment

                    The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

          (I)       Cash Equivalents

                    For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents.

          (J)       Inventories

                    Inventory is valued at the lower of cost or market, with cost being determined on the first-in, first-out basis. The Company reviews the book value of slow-moving items, discounted product lines and individual products to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company establishes a reserve for the amount required to value the inventory at market. It the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company adjusts its reserve accordingly. Inventory is comprised entirely of finished goods.

          (K)       Advertising costs

                    Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $0 for the three months and six months ended June 30, 2002 and $7,150 and $7,463 for the three and six months ended June 30, 2003, respectively.

Notes to consolidated financial statements

2         Summary of Significant Accounting Policies (continued)

          (L)       Foreign currencies

                    The Company uses the British Pound as its functional currency. Transactions denominated in foreign currencies are translated at the year-end rate with any differences recorded as foreign currency transaction gains and losses and are included in the determination of net income or loss. The Company has translated the financial statements into US Dollars. Accordingly, assets and liabilities are translated using the exchange rate in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a separate component of stockholders' equity.

          (M)       Income taxes

                    Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No 109 "Accounting for Income Taxes" ("SFAS 109"). In accordance with SFAS No 109, deferred tax assets are recognised for deductible temporary differences and operating loss carry forwards, and deferred tax liabilities are recognised for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

          (N)       Use of Estimates

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from such estimates.

Notes to consolidated financial statements

2         Summary of Significant Accounting Policies (continued)

          (O)       Earnings Per Share

                    Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

                    For the purposes of calculating earnings per share at December 31, 2002 the Company has retroactively restated its outstanding common stock based upon the stock split declared on April 22, 2003 ( See Note 10).

                    Basic and diluted earnings per share are the same during the periods ended June 30, 2002 and 2003 as the impact of dilutive securities is antidilutive. There are 2,215,000 warrants to purchase shares of the Company's Common stock currently outstanding.

          (P)       Recent Accounting Pronouncements

                    In June 2002, the FASB issued Statements No 146, "Accounting for Costs Associated with Exit or disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and the adoption had no affect on the Company's financial statements for the period ended June 30, 2003.

                    In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Company has no derivative financial instruments and, therefore, believes that adoption of the Statement will have no effect on its financial statements.

                    In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Presently, the Company has no financial instruments that come under the scope of the Statement and, therefore, believe that adoption of the new Statement will have no impact on its financial statements.

Notes to consolidated financial statements




3         Plant and Equipment

          Plant and equipment comprise the following at June 30, 2003.

          Fixtures and fittings               $ 28,098
          Moulds and tooling                    98,056
          Computer equipment                    37,183
                                               _______
                                               163,337
          Accumulated depreciation               8,842
                                               _______
                                              $154,495
                                               =======

          The company is not currently using or depreciating the molds and tooling acquired from the acquisition of Jusco Toys Ltd, due to the enquiry from the Hong Kong Inland Revenue Department. These moulds and tooling will be utilized once the enquiry has been settled and management believes that no impairment has occurred. The company owns other molds and tooling included above that has a cost of $12,684, which it is currently using and hence depreciating.

4         Intangible Assets                                                                Accumulated
                                                                            Cost           amortization          Total

          Licenses                                                          $1,841,794          $134,905        $1,706,889
          Trademarks                                                           117,046             4,316           112,730
          Film and television costs                                            139,983                 -           139,983
          Website costs                                                         75,660            14,800            60,860
                                                                           ___________          ________        __________
                                                                            $2,174,483          $154,021        $2,020,462
                                                                           ===========          ========        ==========

          As of December 31, 2002, the estimated aggregate amortization expense, based on current levels of intangible assets for the succeeding five years is as follows:

                                              $

          December 31, 2003                155,893
          December 31, 2004                156,366
          December 31, 2005                145,809
          December 31, 2006                 91,943
          December 31, 2007                 91,943

Notes to consolidated financial statements


5         Short Term Borrowings

          On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was due on January 10, 2003. The debt is collateralized by the Company's inventory.

6         Advances from Factor

          On January 13, 2003 Peak Entertainment Holdings, Inc entered into an invoice factoring agreement with IFT London Ltd. Under the agreement, the Company specifically identifies receivables that it wants to receive advances on and submits them to the factor. Once the factor approves the receivables that are submitted, the Company receives 70% of the invoice amount. Customers are then instructed to pay the factor directly. When the customer pays the entire outstanding balance to the factor, the Company receives the remaining 30% of the invoice amount, less a financing charge equal to 8% of the total invoice amount.

          The Company accounts for this arrangement in accordance with Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement any invoices not paid prior to the end of the recourse periods are reassigned to the Company. Accordingly, the Company records the advances received as a liability until the customer invoice is paid in full. In addition, the Company recognizes the interest charge in full at the time the initial advance is received.

7         Commitments

          The Company leases certain buildings under non-cancellable operating leases. Future minimum lease payments under those leases are as follows at June 30, 2003.

          Year ending December 31, 2003                     $56,124
                                                            =======

          Rent expense for all operating leases charged against earnings amounted to $18,203 and $30,339 in the three months and six months ended June 30, 2003 respectively and $12,284 and $25,289 in the three months and six months ended June 30, 2002, respectively.

Notes to consolidated financial statements



8         Transactions with related parties

          The relationship between the company and its related parties are:

          |X| Wilfred and Paula Shorrocks are deemed to be related parties as they are directors and shareholders of the following companies:
               Jusco UK Ltd, Jusco Toys Ltd, Wembley Sportsmaster Ltd, Cameo Collectables Ltd and Peak Entertainment Holdings, Inc.

          During the six months the company had the following transactions with its related parties:

          a)       Wilfred and Paula Shorrocks

                   i)       Movements on stockholders' advances account

                            Balance due by the Company December 31, 2002           $894,193
                            Cash repayments                                         (97,396)
                            Foreign exchange loss                                    28,140
                                                                                  _________
                            Balance due by the Company at June 30, 2003           $ 824,937
                                                                                  =========

                    There are no terms for repayment and no interest has been charged to the Company during the period.

                   ii)      License agreement

                    On April 30, 2002 the Company entered into a license agreement with Wilfred and Paula Shorrocks whereby the Company acquired the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement the company has undertaken to pay to Wilfred and Paula Shorrocks a guaranteed minimum royalties amount of US $1,000,000, with the agreement due to expire on December 31, 2023. There are no set repayment terms. This liability is included in unearned royalties and other advances.

9         Warrants

          On February 28, 2002, Palladium, the predecessor to Peak Entertainment Holdings, Inc issued warrants to purchase 645,000 shares of the Company's common stock at $0.31 per share. The warrants are for a term of 5 years and expire on February 28, 2007. On April 22, 2003 Peak Entertainment Holdings, Inc. issued warrants to purchase 1,570,000 shares of the Company's common stock at $0.31 per share. The warrants are for a term of 5 years and expire on April 22, 2008. These warrants are still outstanding as of June 30, 2003, and can be exercised to purchase shares of Peak Entertainment Holdings, Inc. Notes to consolidated financial statements

10        Reverse acquisition

          On April 22, 2003, Palladium Communications, Inc. ("Palladium") (a US public company) issued 19,071,684 shares of its common stock for all of the outstanding common stock of Peak Entertainment Holdings, Inc. Immediately prior to the transaction, Peak Entertainment Holdings, Inc authorized a stock split so that the outstanding shares of common stock were increased from 4 to 19,071,684. Immediately after the transaction, the shareholders of Peak Entertainment Holdings, Inc (Wilf and Paula Shorrocks) owned approximately 90% of the outstanding common stock of Palladium. On April 27, 2003, Palladium transferred all of its assets and liabilities, excluding the ownership of Peak Entertainment Ltd to Palladium Consulting Group, LLC. Therefore at the time of the acquisition Palladium was considered to be public shell. This transaction was accounted for as a reverse acquisition of a public shell.

          The accounting for a reverse acquisition with a public shell is considered to be a capital transaction rather than a business combination. That is, the transaction is equivalent to the issuance of common stock by Peak for the net monetary assets of Palladium, accompanied by a recapitalization. Palladium's net assets have been recorded at carryover basis and no goodwill has been generated in the transaction. The historical financial statements of the "registrant" became those of Peak Entertainment Holdings, Inc.

          Balance Sheet Adjustments

          The following is a summary of the adjustments to effect the recapitalization:


                                                                  Additional                        Other
          Stockholders' Equity                       Common        Paid In         Retained      Comprehensive
                                      Shares         Stock         Capital         Earnings         Income          Total

          Peak Entertainment                   2           $6             $0        $1,346,875     -$42,096       -$1,388,965
          Holdings Inc - April
          22, 2003
          Stock split(1)              19,071,682       19,072        -19,072                 0            0                 0
                                       _________      _______        _______         _________      _______         _________
          Subtotal                    19,071,684       19,078        -19,072        -1,346,875      -42,096        -1,388,965
          Palladium                    2,119,076        2,119       -210,619                 0            0          -208,500
          Communications, Inc. -
          Net assets on April
          22, 2003 (2)
                                       _________      _______        _______         _________      _______         _________
          Total stockholder           21,190,760      $21,197      -$229,691       -$1,346,875     -$42,096       -$1,597,465
          Equity immediately
          after the
          recapitalization

Notes to consolidated financial statements


          In order to effect the merger, the following transactions were recorded:

          1 Peak Entertainment Holdings, Inc completed a 9,535,842 for 1 stock split. This transaction has no impact on total stockholders' equity.

          2 The net deficit of Palladium, $208,500, at the time of transaction is included in stockholders' equity. The other side of this transaction is to add $208,500 in liabilities related to convertible debentures to the historical financial statements of Peak Entertainment Holdings, Inc.

          On April 22, 2003, immediately following the recapitalization, to obtain funding for ongoing operations the Company issued $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the company's common stock.

          The debentures bear interest at 12%, mature one year from the date of issuance and are convertible at the option of the holder at the lower of $1.00 or 50% off the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The warrants are exercisable at the average of the three lowest trading prices of the common stock during the 20 trading days immediately prior to the date of filing of a registration statement.

          The Company has recorded these debentures and warrants in accordance with the provisions of EITE 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". Under the provisions of EITF 00-27, the company has allocated the total proceeds received between the convertible debentures and the warrants based on their relative fair value at the date of issuance. The Company then estimated the intrinsic value of the beneficial conversion feature resulting from the ability of the debenture holders to convert at a 50% discount. As a result, the Company has recorded a debt discount of $785,000. The debt discount will be amortized as interest expense over the life of the debentures, which is one year.

11        Contingent Liabilities

          The Company is presently under enquiry from the Hong Kong Inland Revenue Department. At this point in time, management believes that this enquiry will not have a material adverse impact on the Company's financial condition or results of operations.

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operation

Three months ended June 30, 2003 as compared to three months ended June 30, 2002.

Revenues for the three months ended June 30, 2003 were $119,472, a 100% increase over prior year revenues of nil. This increase resulted mainly from the sale of our gift related products `Countin' Sheep' and `Kewpie Dolls'. Also included within the increased revenue figure is the apportionment of licenses signed that are accounted for in line with the term of the contract. At the same time last year the Company did not generate any revenues as it was still very much in the final stages of finalizing production of products for sale. This period in 2002 was primarily the set up of the Company and development of its future products.

Gross profits as a percentage of revenue for the three months ended June 30, 2003 was 100% no revenues were generated in the period ending June 30,2002.

Selling, general and administrative expenses for the Company increased by 406%, to $730,964 for the three month period ending June 30, 2003 compared to $179,635 for the three months ended June 30, 2002.

Operating loss for the three months ended June 30, 2003 was $751,099 as compared to an operating loss of $193,334 for the three months ended June 30, 2002. This increase relates to increased legal and professional fees, which have been generated due to the Securities Purchase Agreement that was entered into, allowing the Company to raise funding within the USA.

Interest payable by the Company for the three months ended June 30, 2003 increased to $212,224 from nil for the three months ended June 30, 2002.

The net loss for the three months ended June 30, 2003 was $897,704 as compared to net loss of $108,769 for the three months ended June 30, 2002. This loss increase for this period is mainly due to the increased legal and professional fees and the interest that is payable on the debentures following the entering of the Securities Purchase Agreement.

Basic and diluted net loss per share for the three months ended June 30, 2003 were $0.043 compared to a net loss per share of $0.006 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of June 30, 2003 of 20,701,742 and June 30, 2002 of 19,071,684.

The Company has not generated significant revenues in this period as expected due to the primary revenue sources are currently in the gift market. The market experiences seasonal lulls traditionally in this period.

Revenues generated from the GMTV broadcast deal secured on Monster in my Pocket worth $390,000 could not be recognised due to US GAPP revenue recognition rules. We have not been able to realise any of the advance received of $97,500 in the six month period 30 June, 2003.

The Company has also been involved in a recent Securities Purchase Agreement and filing with the SEC that has incurred higher levels of legal and professional expenses. The company has continued to build and invest in its portfolio of IP securing a new plush concept to market under license based on the highly successful Japanese concept Afro Ken. Other new concepts have been developed in house with Funky Monkeys and Hip Stars being introduced to bolster the Cameo Collectibles gift range.

Further, the company has continued to invest and build on the entertainment portfolio with Monster in my Pocket headlining at the recent NY Licensing show where the company invested in a booth, animation clips and stand to launch the project on the worldwide stage. Reaction has been very strong and as a result negotiations are taking place with the key partners required to move build the programme internationally. The entertainment portfolio has also been strengthened with the introduction of Little Big Feet a new CG series that the company see as the next entertainment project following Monster in my Pocket. Initial investment has been in the development of animation clips and brochures and sales collateral.

Finally, our overhead has increased with appointments of key personnel significantly in the set up of an in-house CG team with three Animation Designers now in place. This strategic move increases the control on our projects and it is intended that the investment will be recouped with savings from outsourcing to third parties.


Six months ended June 30, 2003 as compared to six months ended June 30, 2002.

Revenues for the six months ended June 30, 2003 were $375,741, a 100% increase over prior year revenues of nil. This increase resulted mainly from the sale of our gift related products and apportionment of licenses signed in line with the terms of the contracts, where as no revenues were generated for the same period to June 30, 2003.

Gross profits as a percentage of revenue for the six months ended June 30, 2003 was 34%. No revenues were generated for the same period ended June 30, 2002.

Selling, general and administrative expenses have increased 339% to $1,122,848 for the six-month period ended June 30, 2003 as compared to $330,259 for the same period last year. This increase relates to primarily the increased legal and professional costs relating to advice and guidance in connection with the Securities Purchase Agreement that was entered into and the ongoing advice and guidance that are required in relation to the filing of statements at the Securities Exchange Commission.

Operating loss for the six months ended June 30, 2003 was $1,074,516 compared to an operating loss of $343,958 for the six months ended June 30, 2002.

Interest expense for the Company for the six months ended June 30, 2003 increased to $226,539 from nil for the six months ended June 30, 2002. This 100% increase in interest expense is mainly attributable to the amount of interest that is payable upon the debentures that were submitted on entering of the Securities Purchase Agreement.

The net loss for the six months ended June 30, 2003 was $1,269,221 as compared to net loss of $259,393 for the six months ended June 30, 2002. This loss for the period is attributable to the increase in costs and interest payable all in relation to the reverse merger into a US Shell Company and the ongoing guidance and advice that is required for the filing of Statements at the Securities Exchange Commission.

Basic and diluted loss per share for the six months ended June 30, 2003 were $0.061 compared to loss of $0.014 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of June 30, 2003 of 20,678,456 and June 30, 2002 of 19,071,684.

Liquidity and Capital Resources

The Company had a negative net change in cash of $370,244 for the six months ended June 30, 2003, compared to the same period in the year June 30, 2002 of $246,226.

Cash flows used in investing activities for the six months ending June 30, 2003 were $74,798 as opposed to the same period 30 June, 2003 whereby $361,865 was used in investing activities. The period June 30, 2002 was the period whereby a significant amount of cash was used in the purchase of intangibles.

Item 3. CONTROLS AND PROCEDURES.


(a) The Chief Executive Officer and the Chief Financial Officer of the Company has evaluated the effectiveness of the design and operation of the Company's system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this Form 10-QSB. As a result of that evaluation, he has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There have been no significant changes in the Company's system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. There were no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

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

     None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following exhibits are filed with this report:

Exhibit 31.1 - Certification of CEO and CFO pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO and CFO pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

     During the quarterly period ended June 30, 2003, the Company filed no reports on Form 8-K, except for:

1. A Report filed on May 7, 2003, which disclosed the acquisition of Peak Entertainment Ltd. By the Company.

2.   A Report filed on June 10, 2003, which disclosed a change of accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PEAK ENTERTAINMENT HOLDINGS

Date: August 20, 2003                By: /s/ WILF SHORROCKS
                                        -------------------------------
                                        Wilf Shorrocks, Chief Executive
                                        Officer and Chief Financial Officer