Form 10QSB/A
period 2003-06-30
PEAK ENTERTAINMENT HOLDINGS INC
filed 2003-11-24
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A




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

Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

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

Consolidated Statements of Cash Flows (Unaudited)

                                                               Six months ended June 30
                                                               ___________    _________
                                                                     2002        2003
Cash flows from operating activities:

Net loss                                                        $ (259,393)$ (1,269,221)
Adjustments to reconcile net loss to net cash used
 in operating activities:

Depreciation ...............................................          --          2,796
Amortization of intangible assets ..........................        13,699       77,384
Foreign exchange gain ......................................       (84,565)     (31,834)
Amortization of discount on debentures .....................          --        150,548
Changes in working capital:

Accounts receivable ........................................          --       (112,135)
Inventories ................................................       (46,444)        (738)
Other current assets .......................................       (28,303)     (44,322)
Accounts payable and other accrued liabilities .............       158,780      857,278
                                                               ___________    _________
Net cash used in operating activities ......................      (246,226)    (370,244)
                                                               ===========    =========
Cash flows from investing activities:

Purchase of plant and equipment ............................      (111,410)     (19,840)
Purchase of intangibles ....................................      (250,455)     (54,958)
                                                               ___________    _________
Net cash used in investing activities ......................      (361,865)     (74,798)
                                                               ===========    =========
Cash flows from financing activities:

Short term borrowings, net .................................          --         51,976
Stockholders' advances account, net.........................       648,368      (97,396)
Advances from factor, net...................................          --          7,126
Convertible debentures .....................................          --        550,000
                                                                ___________    _________

Net cash provided from financing activities ................       648,368      511,706
                                                               ===========    =========
Cumulative translation adjustment ..........................        20,217       14,513
                                                               ===========    =========
Increase in cash and cash equivalents ......................        20,060       81,177
Cash and cash equivalents, beginning of period .............          --          9,870
                                                               ___________    _________
Cash and cash equivalents, end of period ...................   $    20,060    $  91,047
                                                               ===========    =========
Supplemental disclosure of cash flow information
Interest paid ..............................................   $      --      $      29
                                                               ===========    =========
Purchase of licenses through issuance of long
term liabilities ...........................................   $ 1,400,000    $   8,252
                                                               ===========    =========
Accounting for reserve acquisition .........................          --      $ 208,500
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

Notes to consolidated financial statements

10        Reverse acquisition

          On April 22, 2003, Palladium Communications, Inc. ("Palladium") (a US public company) issued 19,071,684 shares of its common stock for all of the outstanding common stock of Peak Entertainment Ltd. Immediately prior to the transaction, Peak Entertainment Ltd. authorized a stock split so that the outstanding shares of common stock were increased from 4 to 19,071,684. Immediately after the transaction, the former shareholders of Peak Entertainment Ltd. (Wilf and Paula Shorrocks) owned approximately 90% of the outstanding common stock of Palladium. On April 27, 2003, Palladium transferred all of its assets and liabilities, excluding the ownership of Peak Entertainment Ltd to Palladium Consulting Group, LLC. Therefore at the time of the acquisition Palladium was considered to be public shell. This transaction was accounted for as a reverse acquisition of a public shell.

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

          Balance Sheet Adjustments

          The following is a summary of the adjustments to effect the recapitalization:



                                                                  Additional                        Other
          Stockholders' Equity                       Common        Paid In         Retained      Comprehensive
                                      Shares         Stock         Capital         Earnings         Income          Total

          Peak Entertainment                   2           $6             $0       -$1,346,875     -$42,096       -$1,388,965
          Holdings Inc - April
          22, 2003
          Stock split(1)              19,071,682       19,072        -19,072                 0            0                 0
                                       _________      _______        _______         _________      _______         _________
          Subtotal                    19,071,684       19,078        -19,072        -1,346,875      -42,096        -1,388,965
          Palladium                    2,119,076        2,119       -210,619                 0            0          -208,500
          Communications, Inc. -
          Net assets on April
          22, 2003 (2)
                                       _________      _______        _______         _________      _______         _________
          Total stockholder           21,190,760      $21,197      -$229,691       -$1,346,875     -$42,096       -$1,597,465
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

Revenues for the three months ended June 30, 2003 were $119,472, a 100% increase over prior year revenues of nil. This increase resulted mainly from the sale of our gift related products `Countin' Sheep' and `Kewpie Dolls'. Also included within the increased revenue figure are royalties generated under various licensing arrangements. At the same time last year the Company did not generate any revenues as it was still very much in the final stages of finalizing production of products for sale. This period in 2002 was primarily the set up of the Company and development of its future products.

Gross profits as a percentage of revenue for the three months ended June 30, 2003 was 18%. No revenues were generated in the period ending June 30,2002.

Selling, general and administrative expenses for the Company increased by 306%, to $730,964 for the three month period ending June 30, 2003 compared to $179,635 for the three months ended June 30, 2002.

Operating loss for the three months ended June 30, 2003 was $751,099 as compared to an operating loss of $193,334 for the three months ended June 30, 2002. This increase relates to increased legal and professional fees, which have been generated due to the Securities Purchase Agreement that was entered into, allowing the Company to raise funding within the USA.

Interest expense by the Company for the three months ended June 30, 2003 increased to $212,224 from nil for the three months ended June 30, 2002.

The net loss for the three months ended June 30, 2003 was $897,704 as compared to net loss of $108,769 for the three months ended June 30, 2002. This increase is mainly due to the increased legal and professional fees and the interest expenses on the debentures following the culmination of the Securities Purchase Agreement.

Basic and diluted net loss per share for the three months ended June 30, 2003 were $0.043 compared to a net loss per share of $0.006 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares for the period ended June 30, 2003 of 20,701,742 and June 30, 2002 of 19,071,684.

The Company has not generated significant revenues in this period as expected, due to its primary revenue sources being currently in the gift market. The market experiences seasonal lulls traditionally in this period.

Finally, our overhead has increased with appointments of key personnel significantly in the set up of an in-house CG team with three Animation Designers now in place. This strategic move increases the control of our projects and it is intended that the investment will be recouped with savings from outsourcing to third parties.


Six months ended June 30, 2003 as compared to six months ended June 30, 2002.

Revenues for the six months ended June 30, 2003 were $375,741, a 100% increase over prior year revenues of nil. This increase resulted mainly from the sale of our gift related products and apportionment of licenses signed in line with the terms of the contracts, where as no revenues were generated for the same period to June 30, 2002.

Gross profits as a percentage of revenue for the six months ended June 30, 2003 was 34%. No revenues were generated for the same period ended June 30, 2002.

Selling, general and administrative expenses have increased 239% to $1,122,848 for the six-month period ended June 30, 2003 as compared to $330,259 for the same period last year. This increase relates primarily to the increased legal and professional costs associated with being a public company.

Operating loss for the six months ended June 30, 2003 was $1,074,516 compared to an operating loss of $343,958 for the six months ended June 30, 2002.

Interest expense for the Company for the six months ended June 30, 2003 increased to $226,539 from nil for the six months ended June 30, 2002. This increase is mainly attributable to the amount of interest that is payable upon the debentures following the culmination of the Securities Purchase Agreement.

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

Basic and diluted loss per share for the six months ended June 30, 2003 were $0.061 compared to loss of $0.014 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares for the period ended June 30, 2003 of 20,678,456 and June 30, 2002 of
19,071,684.

Liquidity and Capital Resources

The Company had a positive net change in cash of $81,177 for the six months ended June 30, 2003, compared to the same period in the year June 30, 2002 of $20,060.

Cash has been used in operating activities, the purchase of new plant and equipment, and intangibles and repaying stockholders' advances. The issue of convertible debentures has generated inflows.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies reflect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 7 of the Annual Report of Form 10-KSB as of December 31, 2002. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reported period. There can be no assurance that actual results will not differ from those estimates.

(1) Functional currency and treatment of foreign currency translation.

Due to the majority of the Company's operations being based in the United Kingdom, the British Pound has been selected as the Company's functional currency. In converting from the functional currency to the reporting currency, assets and liabilities of the Company are translated into US dollars at the exchange rate for the year. The resulting translation adjustments are recorded within other comprehensive income.

Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet and the gains or losses on translation are included in the statement of operations.

(2) Research and development expenditure.

All research and development expenditures have been incurred internally and are expensed to the statement of operations as incurred.

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

     None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following exhibits are filed with this report:

Exhibit 11   - Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of
               Part I-Financial Information.

Exhibit 31   - Certification of Chief Executive Officer and Principal Financial
               Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a).
Exhibit 32   - Certification Pursuant to Securities Exchange Act Rule 13a-14(b)
               and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

     During the quarterly period ended June 30, 2003, the Company filed the following reports on Form 8-K:

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


                                        PEAK ENTERTAINMENT HOLDINGS

Date: November 21, 2003                 By: /s/ WILF SHORROCKS
                                        -------------------------------
                                        Wilf Shorrocks, Chief Executive
                                        Officer and Principal Financial Officer