Form 10QSB
period 2003-09-30
PEAK ENTERTAINMENT HOLDINGS INC
filed 2003-11-26
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                       Commission file number: 33-18143-D
                                _________________

                        PEAK ENTERTAINMENT HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

      NEVADA                                                 87-0449399
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

          Bagshaw Hall, Bagshaw Hill, Bakewell, Derbyshire, UK DE45 1DL
                    (Address of principal executive offices)

                                 44 1629 814555
                           (Issuer's telephone number)

                                _________________

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 18, 2003, the issuer had 21,190,760 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                        PEAK ENTERTAINMENT HOLDINGS, INC.
                                AND SUBSIDIARIES

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                        Page

 PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements                                                                             3

         Consolidated Balance Sheets                                                                      3

         Consolidated Statements of Operations                                                            4

         Consolidated Statements of Comprehensive Loss                                                    5

         Consolidated Statements of Cash Flows                                                            6

         Notes to Consolidated Financial Statements                                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                           18

Item 3.  Controls and Procedures                                                                         22

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                                       23

Item 5.  Other Information                                                                               24

Item 6.  Exhibits and Reports on Form 8-K                                                                25

Signatures                                                                                               26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,    September 30,
                                                        2002            2003
                                                                     Unaudited
                                                     -----------    -----------
Current Assets

Cash and cash equivalents                            $     9,870         11,593
Accounts receivable                                       63,341        152,885
Inventories                                              238,058        264,072
Other current assets                                        --           89,133
                                                     ------------   ------------
Total current assets                                 $   311,269    $   517,683

Plant and equipment, net                                 136,538        208,000
Intangible assets, net of amortization                 1,984,159      1,988,855
                                                     ------------   ------------
                                                     $ 2,431,966    $ 2,714,538
                                                     ============   ============

Liabilities and  Stockholders' Equity/(Deficit)

Current Liabilities

Short term borrowings                                $   264,600        273,583
Advances from factor                                        --            2,239
Accounts payable                                         578,835      1,000,603
Stockholders' advances account                           894,193        848,092
License fees payable                                     300,000        451,432
Other accrued liabilities                                233,316        901,640
                                                     ------------   ------------
Total current liabilities                            $ 2,270,944    $ 3,477,589

Long Term Liabilities

License fees payable                                   1,200,000      1,088,838
Convertible debentures                                      --          556,910
                                                     ------------   ------------
Total long term liabilities                          $ 1,200,000    $ 1,645,748

Stockholders' Equity (deficit)

Common  stock,  par value $0.01 - 900,000,000
  and $0.001 - 900,000,000  shares
  authorized, 19,071,684 and
  21,190,760 issued and outstanding                  $    19,075         21,197
Additional paid in capital                               (19,072)       555,313
Retained earnings (deficit)                             (967,451)    (2,815,155)
Other comprehensive income                               (71,530)      (170,154)
                                                     ------------   ------------
Total stockholders' equity (deficit)                  (1,038,978)    (2,408,799)
                                                     ------------   ------------
                                                     $ 2,431,966    $ 2,714,538
                                                     ============   ============

          See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         3 months ended   3 months ended   9 months ended   9 months ended
                                         September 30,    September 30,    September 30,    September 30,
                                            2002              2003            2002             2003
                                         -----------      -----------      -----------      -----------
Revenue
   Character related consumer products      119,374           95,115          119,374          425,307
   Licensing arrangements                      --             42,508             --             89,953
                                         -----------      -----------      -----------      -----------
Net revenue                                 119,374          137,623          119,374          515,260

Cost of Revenue
   Cost of goods sold                       129,236           34,056          129,236          228,011
                                         -----------      -----------      -----------      -----------
Total cost of revenue                       129,236           34,056          129,236          228,011

Gross profit                                 (9,862)         103,567           (9,862)         287,249

Operating expenses
   Selling, general and administrative      238,163          435,299          580,153        1,616,076
   Depreciation and amortisation             28,970           44,257           42,669          127,098
                                         -----------      -----------      -----------      -----------
Total operating expenses                    267,133          479,556          622,822        1,743,174
                                         -----------      -----------      -----------      -----------

Loss from operations                       (276,995)        (375,989)        (632,684)      (1,455,925)

Foreign exchange gain                       (76,659)          38,605           10,932           70,600

Interest expense                             (8,850)        (233,192)          (8,850)        (460,874)
                                         -----------      -----------      -----------      -----------
Net loss                                   (362,504)        (570,576)        (630,602)      (1,846,199)
                                         ===========      ===========      ===========      ===========


Basic and diluted net loss per share     $    0.019      $     0.027      $     0.033      $      0.09

Weighted average common shares
 outstanding                             19,071,684       21,190,760       19,071,684       20,321,395
                                         ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                    3 months ended  3 months ended  9 months ended  9 months ended
                                    September 30,   September 30,   September 30,   September 30,
                                       2002            2003            2002            2003
                                    ----------      ----------      ----------      ----------
Net loss                             (362,504)       (570,576)       (630,602)     (1,846,199)

Cumulative translation adjustment     (35,020)        (37,271)        (25,520)       (100,126)
                                    ----------      ----------      ----------      ----------
Comprehensive loss                   (397,524)       (607,847)       (656,122)     (1,946,325)
                                    ==========      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 Nine months ended September 30
                                                   --------------------------
                                                      2002            2003
                                                   -----------    -----------
Cash flows from operating activities:

Net loss                                            $(630,602)   $(1,846,199)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                            1,539          9,941
Amortization of intangible assets                      41,130        117,157
Foreign exchange gain                                 (10,932)       (70,600)
Amortisation of discount on debentures                   --          348,411

Changes in working capital:

Accounts receivable                                      --          (87,295)
Inventories                                          (183,735)       (17,556)
Other current assets                                  (22,668)       (89,133)
Accounts payable and other accrued liabilities        146,452      1,039,877
                                                   -----------    -----------
Net cash used in operating activities                (658,816)      (595,397)
                                                   ===========    ===========
Cash flows from investing activities:

Purchase of plant and equipment                      (116,925)       (76,552)
Purchase of intangibles                              (259,794)       (43,021)
                                                   -----------    -----------
Net cash used in investing activities                (376,719)      (119,573)
                                                   ===========    ===========
Cash flows from financing activities:

Short term borrowings, net                            234,210           (418)
Stockholders' advances account                        877,828        (77,872)
Advances from factor                                     --            2,239
Convertible debentures                                   --          785,000
                                                   -----------    -----------
Net cash provided from financing activities         1,112,038        708,949
                                                   ===========    ===========
Cumulative translation adjustment                     (38,426)         7,744
                                                   ===========    ===========
Increase in cash and cash equivalents                  38,077          1,723
Cash and cash equivalents, beginning of period           --            9,870
                                                   -----------    -----------
Cash and cash equivalents, end of period               38,077    $    11,593
                                                   ===========    ===========
Supplemental disclosure of cash flow information

Interest paid                                      $       15    $       666
                                                   ===========    ===========
Purchase of licenses through issuance of long
term liabilities                                   $1,400,000    $     8,336
                                                   ===========    ===========
Accounting for reserve acquisition                 $     --      $   208,500
                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Description of Business and Future Prospects

     Peak Entertainment Holdings, Inc, formerly Peak Entertainment Ltd., was formed on November 20, 2001, an integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc. to take a property from concept to consumer, in-house, controlling and coordinating broadcast, promotions and product launches (toys, apparel, video games, etc.) to build market momentum and worldwide brand quality.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained below, the Company has sustained recurring operating losses and has a net capital deficiency as of September 30, 2003. On April 22, 2003, the Company completed a reverse acquisition with a public shell and has become a public company with access to the US capital markets. Immediately following the reverse acquisition, the Company issued $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the Company's common stock. The Company received $300,000 at the time of issuance of the debentures and warrants and has since received the balance.

     The Company has developed a business plan to increase revenue by capitalizing on its integrated media products. However, the Company must obtain funds from outside sources in fiscal 2003 to provide needed liquidity and successfully implement its business plan. Presently, the Company has no firm commitments from outside sources to provide these funds. These factors raise substantial doubt about the Company's ability to continue in existence. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty. While the Company is optimistic that it can execute its revised business plan, there can be no assurance that:

     A. Increased sales necessary to obtain profitability will materialize, and

     B. The Company will be able to raise sufficient cash to fund the additional working capital requirements.

2.   Summary of Significant Accounting Policies

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     (B)  Interim Financial Information

          In the opinion of management, the interim financial information as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     (D)  Revenue Recognition

          The Company generates revenues from three distinct sources; the license fees generated from the production of television entertainment, character licensing and sales of character related consumer products. Revenues from the production of television entertainment is recognized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film". Under this guidance, the Company recognizes revenue from the sale of television entertainment when all of the following conditions are met:

          A. Persuasive evidence of a sale or licensing arrangement with a customer exists,

          B. The television episode is complete and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery,

          C. The license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale, and

          D.   The arrangement fee is fixed or determinable.

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     (K)  Advertising costs

          Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were nil for the three months and nine months ended September 30, 2002 and $23,459 and $30,922 for the three and nine months ended September 30, 2003, respectively.

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

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

          For the purposes of calculating earnings per share at December 31, 2002 the Company has retroactively restated its outstanding common stock based upon the stock split declared on April 22, 2003 (See Note
          10).

          Basic and diluted earnings per share are the same during quarters ended September 30, 2002 and 2003 as the impact of dilutive securities is antidilutive. There are 2,215,000 warrants to purchase shares of the Company's Common stock currently outstanding.

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Plant and Equipment

     Plant and equipment comprise the following at September 30, 2003.

           Fixtures and fittings                               64,695
           Moulds and tooling                                 117,613
           Computer equipment                                  38,812
                                                              -------
                                                              221,120
           Accumulated depreciation                            13,120
                                                              -------
                                                              208,000
                                                              =======

     The Company is not currently using or depreciating the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to the enquiry from the Hong Kong Inland Revenue Department. These moulds and tooling will be utilized once the enquiry has been settled and management believes that no impairment has occurred. The Company owns other moulds and tooling included above that has a cost of $31,371, which it is currently using and hence depreciating.

4.   Intangible Assets

                                                     Accumulated
                                          Cost       amortization     Total

           Licences                      1,860,544     168,427      1,692,117
           Trademarks                      118,237       5,492        112,745
           Film and television costs       166,847        --          166,847
           Website costs                    21,572       4,426         17,146
                                         ---------   ---------      ---------
                                         2,167,200     178,345      1,988,855
                                         =========   =========      =========

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Short Term Borrowings

     On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was due on January 10, 2003. The debt is collateralized by the Company's inventory.

6.   Advances from Factor

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

7.   Commitments

     The Company leases certain buildings under non-cancellable operating leases. Future minimum lease payments under those leases are as follows at September 30, 2003.

     Year ending December 31, 2003                                $56,124
                                                                  =======

     Rent expense for all operating leases charged against earnings amounted to $14,232 and $44,571 in the three months and nine months ended September 30, 2003 respectively and $15,904 and $41,193 in the three months and nine months ended September 30, 2002.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Transactions with related parties

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

     During the six months the Company had the following transactions with its related parties:

          a)   Wilfred and Paula Shorrocks

                    i) Movements on stockholders' advances account

                       Balance due by the Company December 31, 2002                  $894,193
                       Cash repayments                                               (115,366)
                       Foreign exchange loss                                           69,265
                                                                                     ---------
                       Balance due by the Company at September 30, 2003              $848,092
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

9.   Warrants

     On February 28, 2002, Palladium, the predecessor to Peak Entertainment Holdings, Inc issued warrants to purchase 645,000 shares of the Company's common stock at $0.31 per share. The warrants are for a term of 5 years and expire on February 28, 2007. On April 22, 2003 Peak Entertainment Holdings, Inc. issued warrants to purchase 1,570,000 shares of the Company's common stock at $0.31 per share. The warrants are for a term of 5 years and expire on April 22, 2008. These warrants are still outstanding as of September 30, 2003, and can be exercised to purchase shares of Peak Entertainment Holdings, Inc.

     In July 2003, pursuant to a consulting agreement with POW! Entertainment LLC and Stan Lee, the Company issued to POW warrants to purchase 750,000 shares of the Company's common stock, exercisable for five years at $0.35 per share. Warrants to purchase 375,000 shares vested upon execution of the consulting agreement, and the remaining warrants to purchase the remaining 375,000 shares are to vest after one year. After one year, POW has the right to demand registration of the shares of common stock underlying the warrant at the Company's expense.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Warrants (Continued)

     In July 2003, pursuant to a consulting agreement with Jack Kuessous, the Company issued to Kuessous warrants to purchase 240,000 shares of common stock, exercisable for three years at $1.20 per share. Kuessous advanced $100,000 to the Company. The Company is negotiating with Kuessous the terms of repayment of the advance through an issuance of shares of the Company's common stock and an exchange of the warrants issued to Kuessous for warrants exercisable at a different exercise price.

10.  Reverse Acquisition

     On April 22, 2003, Palladium Communications, Inc. ("Palladium") (a US public company) issued 19,071,684 shares of its common stock for all of the outstanding common stock of Peak Entertainment Holdings, Inc. Immediately prior to the transaction, Peak Entertainment Holdings, Inc authorized a stock split so that the outstanding shares of common stock were increased from 4 to 19,071,684. Immediately after the transaction, the shareholders of Peak Entertainment Holdings, Inc (Wilf and Paula Shorrocks) owned approximately 90% of the outstanding common stock of Palladium. On April 27, 2003, Palladium transferred all of its assets and liabilities, excluding the ownership of Peak Entertainment Ltd to Polladium Consulting Group, LLC. Therefore at the time of the acquisition Palladium was considered to be public shell. This transaction was accounted for as a reverse acquisition of a public shell.

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

     Balance Sheet Adjustments

     The following is a summary of the adjustments to effect the recapitalization:

                                                                   Additional                 Other
                  Stockholders' Equity                  Common       Paid In     Retained     Comprehensive
                                           Shares       Stock        Capital     Earnings     Income             Total
                                         ----------   ----------   ----------   -----------   -------------   -----------
                  Peak Entertainment
                  Holdings Inc - April
                  22, 2003                        2   $        6   $        0   -$1,346,875        -$42,096   -$1,388,965
                  Stock split(1)         19,071,682       19,072      -19,072          --                            --
                                         ----------   ----------   ----------   -----------   -------------   -----------
                  Subtotal               19,071,684       19,078      -19,072    -1,346,875         -42,096    -1,388,965
                  Palladium
                  Communications, Inc.
                  - Net assets on April
                  22, 2003 (2)

                                          2,119,076        2,119     -210,619         --              --         -208,500
                                         ----------   ----------   ----------   -----------   -------------   -----------
                  Total stockholder      21,190,760   $   21,197    -$229,691   -$1,346,875        -$42,096   -$1,597,465
                  Equity immediately
                  after the
                  recapitalization

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Reverse Acquisition

     In order to effect the merger, the following transactions were recorded:

     1. Peak Entertainment Holdings, Inc completed a 9,535,842 for 1 stock split. This transaction has no impact on total stockholders' equity.

     2. The net deficit of Palladium, $208,500, at the time of transaction is included in stockholders' equity. The other side of this transaction is to add $208,500 in liabilities related to convertible debentures to the historical financial statements of Peak Entertainment Holdings, Inc.

     On April 22, 2003, immediately following the recapitalization, to obtain funding for ongoing operations reverse acquisition, the Company issued $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the Company's common stock.

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

11.  Contingent Liabilities

     The Company is presently under enquiry from the Hong Kong Inland Revenue Department. At this point in time, management believes that this enquiry will not have a material adverse impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

Revenues for the three months ended September 30, 2003 were $137,623, a 15% increase over prior year revenues of $119,374. This increase resulted mainly from the sale of our gift related products `Countin Sheep' and `Kewpie Dolls'. Also included within the increased revenue figure is the apportionment of licenses signed that are accounted for in line with the term of the contract. At the same time last year the Company sold only stock that he acquired through a third party.

Gross profits as a percentage of revenue for the three months ended September 30, 2003 was 75% compared to a loss of $9,862 of the same period the previous year.

Selling, general and administrative expenses for the Company increased by 11% to $435,299 for the three month period ending September 30, 2003 compared to $238,163 for the three months ended September 30, 2002.

Operating loss for the three months ended September 30, 2003 was $375,989 as compared to an operating loss of $276,995 for the three months ended September 30, 2002. This decrease is primarily due to the decrease in the cost of revenue.

Interest expense by the Company for the three months ended September 30, 2003 increased to $233,192 from $8,850 for the three months ended September 30, 2002. This is due mainly to the interest that is presentable upon the debentures.

The net loss for the three months ended September 30, 2003 was $570,576 as compared to net loss of $362,504 for the three months ended September 30, 2002. This loss increase for this period is mainly due to the increased legal and professional fees and the interest that is payable on the debentures following the entering of a Securities Purchase Agreement.

Basic and diluted loss per share for the three months ended September 30, 2003 were $0.027 compared to loss per share of $0.019 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of September 30, 2003 of 21,190,760 and September 30, 2002 of 19,071,684.

The Company has not generated significant revenues in this period as expected due to the forecasted investment in the TV shows to activate our exploitation of the intellectual rights portfolio being delayed and as such the ability to convert current negotiations to executed contracts has not been possible.

Further, we have delayed the production of the associated toys and merchandise for the TV shows and this has also compromised our ability to generate sales in these areas. We have been able to gradually increase our gross profit from the last quarter of this year and slightly decrease our overheads. Even though our employee overhead has increased with appointments of key personnel significantly in the set up of an in-house CG team with three Animation Designers now in place compared to 2002.

This strategic move increases the control of our projects and it is intended that the investment will be recouped with savings from outsourcing to third parties. There is though a continued reduction in the operational overheads of the business that is improving the gross profitability of the Company each quarter through 2003.

This has been achieved by close management controls and a recognition that the business will operate within the limits of the current reduced revenues generated until the investment in the TV shows has been realised.

The significant costs incurred in acquiring the IP rights and the legal and professional costs associated with the public company and funding should be considered as a major factor in these early accounts.


NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

Revenues for the nine months ended September 30, 2003 were $515,260, a 331% increase over prior year revenues of $119,374. This increase resulted mainly from the sale of our gift related products and apportionment of licenses signed in line with the term of the contracts, where as only the sale of consumer products was generated for the same period to September 30, 2003.

Gross profits as a percentage of revenue for the nine months ended September 30, 2003 was 55.74%, as compared to the a loss of $9862 for the same period ended September 30, 2003.

Selling, general and administrative expenses have increased 178.5% to $1,616,076 for the nine month period ended September 30, 2003 as compared to $580,153 for the same period last year. This increase relates to primarily the increased legal and professional costs associated with being a public company.

Operating loss for the nine months ended September 30, 2003 was $1,455,925 as compared to an operating loss of $632,684 for the nine months ended September 30, 2002.

Interest expense for the Company for the nine months ended September 30, 2003 increased to $460,874 from $8,850 for the nine months ended September 30, 2002. This increase in interest expense is mainly attributable to the amount of interest that is payable upon the debentures following the culmination of the Securities Purchase Agreement.

The net loss for the nine months ended September 30, 2003 was $1,846,199 as compared to net loss of $630,602 for the nine months ended September 30, 2002. This loss for the period is attributable to the increase in costs and interest payable all in relation to the reverse merger into a US Shell Company and the ongoing guidance and advice that is required for the filing of Statements at the Securities Exchange Commission.

Basic and diluted loss per share for the nine months ended September 30, 2003 were $0.09 compared to loss of $0.033 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of September 30, 2003 of 20,321,395 and September 30, 2002 of 19,071,684.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative net change in cash of $1,723 for the nine months ended September 30, 2003, compared to $38,077 for the period 30 September 2002.

Cash has been used in operating activities, the purchase of new equipment, intangibles and repaying stockholders advances. The issue of convertible debentures has generated inflows.

It is necessary for the Company to necessary for us to obtain additional cash infusion from an outside source to allow us to move forward with the Company's operations and proposed new products.

The Company believes that its future growth is dependent on the degree of success of current operations in generating revenues, the ability to resolve the Company's obligations under the contractual terms of the Company's existing debts, and the ability to obtain additional funding for the Company's operations.

The Company needs additional cash for its working capital purposes and to reduce or resolve existing debt obligations. If the Company's does not resolve issues and contractual obligations on existing debts, and if the creditors elect to foreclose on existing debts, which is likely to occur, the Company will not have sufficient funds to operate.

The primary issues management will focus on in the immediate future to address this matter include:

     - initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis;

     - working with the holders of convertible debentures on a restructuring of the debt they hold, by means of extension of maturity dates, modifying repayment terms, exchange of debentures to other forms of debts or otherwise, which would ease the Company's debt burden and allow for the raising of additional capital.

The Company is at present investigating new investment opportunities to allow the Company to move forward and use cash to invest in animation, which in turn will generate significant cash inflows from Licensing opportunities.


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


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statements No 146, "Accounting for Costs Associated with Exit or disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Others Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and the adoption had no affect on the Company's financial statements for the period ended June 30, 2003.

In April 2003, the FASB issued Statement No 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Company has no derivative financial instruments and, therefore, believes that the adoption of the Statement will have no affect on its financial statements.

In May 2003, the FASB issued Statement No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Presently, the Company has no financial instruments that come under the scope of the Statement and, therefore, believe that the adoption of the new Statement will have no impact on its financial statements.

FORWARD-LOOKING STATEMENTS

The foregoing management discussion and analysis contains forward-looking statements and information that are based on the Company's management's beliefs, as well as assumptions made by, and information currently available to the Company's management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including the Company's continuing ability to obtain additional financing, and the ability to service indebtedness as a result of the Company's operations. Except for the historical information contained in this report, all forward-looking information are estimates by the Company's management and are subject to various risks, uncertainties and other factors that may be beyond the Company's control and may cause results to differ from the Company's management's current expectations, which may cause the Company's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In July 2003, pursuant to a consulting agreement with POW! Entertainment LLC and Stan Lee, the Company issued to POW warrants, in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, to purchase 750,000 shares of the Company's common stock, exercisable for five years at $0.35 per share. Warrants to purchase 375,000 shares vested upon execution of the consulting agreement, and the remaining warrants to purchase the remaining 375,000 shares are to vest after one year. After one year, POW has the right to demand registration of the shares of common stock underlying the warrant at the Company's expense.

In July 2003, pursuant to a consulting agreement with Jack Kuessous, the Company issued to Kuessous warrants, in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, to purchase 240,000 shares of common stock, exercisable for three years at $1.20 per share. Kuessous advanced $100,000 to the Company. The Company is negotiating with Kuessous the terms of repayment of the advance through an issuance of shares of the Company's common stock and an exchange of the warrants issued to Kuessous for warrants exercisable at a different exercise price.

In April 2003, the Company entered into a securities purchase agreement, dated April 22, 2003, for the sale of an aggregate of $785,000 principal amount of 12% convertible debentures and warrants to purchase 1,570,000 shares of common stock in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 to four accredited investors introduced to the Company by The N.I.R. Group, LLC: AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. (formerly known as AJW/New Millennium Offshore, Ltd.), and AJW Qualified Partners, LLC (formerly known as Pegasus Capital Partners,
LLC). The debentures bear interest at 12%, and mature one year from the date of issuance. The debenture holders have the right to convert the principal amount of the debentures and the accrued interest into shares of common stock at the lesser of $1 or 50% of the average of the three lowest intraday trading price of the Company's common stock during the twenty trading days before the election of conversion. The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. In addition, the Company granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable for five years at $0.31 per share. If the Company issues shares of common stock below the market price, determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance, the exercise price of the warrants is to be adjusted. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by the Company in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance. In the event that the Company breaches any representation or warranty regarding the condition of the Company made in the Securities Purchase Agreement, or breaches any covenant made in the agreement, the Company is to liable for liquidated damages in shares or cash, at the election of the investors, equal to three percent of the outstanding amount of the convertible debentures per month plus accrued and unpaid interest.

On February 28, 2002, the Company had entered into a securities purchase agreement with the same four investors who purchased securities pursuant to a securities purchase agreement dated April 22, 2003 for the sale of $400,000 in convertible debentures and warrants to buy 1,200,000 shares of the Company's common stock. At closing, the Company issued $200,000 of convertible debentures and warrants to buy 600,000 shares of the Company's common stock. Because the Company did not complete the registration of the shares underlying such debentures and warrants, the investors were not required to fund the additional $200,000 for the purchase of convertible debentures and the Company did not issue the additional 600,000 warrants. On March 14, 2003, pursuant to an amendment to the securities purchase agreement, the investors funded $15,000 of that subsequent investment and the Company issued $15,000 of convertible debentures and warrants to purchase 45,000 shares of the Company's common stock. On June 16, 2003, the terms of the convertible debentures and the warrants issued on February 28, 2002 and March 14, 2003 were amended so that they are now identical to the terms of the securities issued on April 22, 2003.

ITEM 5. OTHER INFORMATION.

In July 2003, the Company entered into a consulting agreement with POW! Entertainment LLC and Stan Lee. Lee is the co-creator of comic book characters, and POW is a production company formed by Lee. Under the agreement, the Company engaged Lee as a creative consultant to provide to the Company advice on creative ideas developed by the Company for establishing publishing and entertainment intellectual property and to introduce writers, artists and publishing houses to the Company to enable the Company to develop its projects for publishing, film and television. As compensation, we issued to POW warrants to purchase 750,000 shares of the Company's common stock, exercisable for five years at $0.35 per share. Warrants to purchase 375,000 shares vested upon execution of the consulting agreement, and the remaining warrants to purchase the remaining 375,000 shares are to vest after one year. After one year, POW has the right to demand registration of the shares of common stock underlying the warrant at the Company's expense. The Company also agreed to reimburse Lee for any and all reasonable out-of-pocket expenses incurred in fulfilling his role as creative consultant. If the Company seeks to use Lee's services after an idea, concept or project has gone into development, the Company is to pay POW consulting fees for Lee's time at Lee's then current hourly consulting fee. Additionally, if the Company seeks to use Lee's services after an idea, concept or project has gone into production, the Company is to pay POW producer's fees at Lee's then current producer's fee. The agreement is for a term of three years, however, it may be earlier terminated by either party upon sixty (60) days written notice.

In July 2003, the Company entered into a consulting agreement with Jack Kuessous. Under the agreement, the Company engaged Kuessous to provide to the Company marketing, sales and business development services and services for the exploitation of products or licenses related to the garment and textiles industry. Kuessous is to use his best efforts to keep the Company informed of all corporate business opportunities that comes to his attention that may be beneficial to the Company's business so that the Company can obtain the benefits from his knowledge, experience, and personal contacts. The agreement is for a term of one year. As consideration for entering into the agreement, the Company issued to Kuessous warrants to purchase 240,000 shares of common stock, exercisable for three years at $1.20 per share. The Company is not required to pay Kuessous any other compensation under the agreement for services rendered. Kuessous advanced $100,000 to the Company. The Company is negotiating with Kuessous the terms of repayment of the advance through an issuance of shares of the Company's common stock and an exchange of the warrants issued to Kuessous for warrants exercisable at a different exercise price.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

The following exhibits are filed with this report:

Exhibit Number             Description of Exhibit

Exhibit 10.1* Disclosure Schedules to Securities Purchase Agreement dated April 22, 2003

Exhibit 10.2* Consulting Agreement with POW! Entertainment and Stan Lee with Exhibits

Exhibit 10.3*  Consulting Agreement with Jack Kuessous with Form of Warrant

Exhibit 11* Statement re: computation of per share earnings is hereby incorporated by reference to "Financial
               Statements" of Part I - Financial Information,
               Item 1 - Financial Statements, contained in this Form 10-QSB.
Exhibit 31* Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32* Certification Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
_____
*  Filed herewith.


(b)      Reports on Form 8-K.

None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEAK ENTERTAINMENT HOLDINGS, INC.

Dated:  November 24, 2003        By:/s/ Wilfred Shorrocks
                                    ---------------------------
                                    Wilfred Shorrocks
                                    Chief Executive Officer and
                                    Principal Financial Officer