Form 10KSB
period 2003-12-31
PEAK ENTERTAINMENT HOLDINGS INC
filed 2004-04-27
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                       Commission file number: 33-18143-D

                                ----------------

                        PEAK ENTERTAINMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                                ----------------

                          NEVADA                                                     87-0449399
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                           BAGSHAW HALL, BAGSHAW HILL
                        BAKEWELL, DERBYSHIRE, UK DE45 1DL

(Address of principal executive offices)                              (Zip Code)

         Issuer's telephone number:  44 1629 814555

         Securities registered under Section 12(b) of the Exchange Act:  None.

         Securities registered under Section 12(g) of the Exchange Act:  None.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [ ] NO [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $1,014,996.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on April 1, 2004 was $2,475,608.40.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 1, 2004, we had 24,431,288 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                        PEAK ENTERTAINMENT HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
  PART I

  Item 1.      Description of Business                                                                         3
  Item 2.      Description of Property                                                                         12
  Item 3.      Legal Proceedings                                                                               12
  Item 4.      Submission of Matters to a Vote of Security Holders                                             12

  PART II

  Item 5.      Market for Common Equity and Related Stockholder Matters                                        13
  Item 6.      Management's Discussion and Analysis                                                            17
  Item 7.      Financial Statements                                                                            30
  Item 8.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure            58
  Item 8A.     Controls and Procedures.                                                                        59

  PART III

  Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
               With Section 16(a) of the Exchange Act                                                          60
  Item 10.     Executive Compensation                                                                          62
  Item 11.     Security Ownership of Certain Beneficial Owners and Management                                  63
  Item 12.     Certain Relationships and Related Transactions                                                  64
  Item 13.     Exhibits and Reports on Form 8-K                                                                65
  Item 14.     Principal Accountant Fees and Services                                                          66

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Peak Entertainment Holdings, Inc. ("Peak Entertainment;" "we;" "us;" the "Company") only recently began its current business operations.

On April 22, 2003, we sold our former telecommunications business and acquired the media and entertainment business of Peak Entertainment, Ltd.

Peak Entertainment Ltd. is a United Kingdom registered company incorporated in November 2001. In 2001, Peak Entertainment Ltd. was in its start-up stages. Peak Entertainment Ltd. began its entertainment activities and licensing activities in February 2002 , and its consumer product activities in April 2002.

Peak Entertainment Holdings, Inc. has a limited history of revenues and significant operational losses to date, as well as an accumulated shareholder deficit.

As of the date of this report on Form 10-KSB, we are not current on our reporting requirements under Section 15(d) of the Securities Exchange Act because we have not yet filed a transition report on Form 10-KSB for the transition period July 1, 2002 to December 31, 2002 that was required to be filed in September 2003 due to our election to change our fiscal year on June 5, 2003 to a December 31 year end. We intend to submit the transition report shortly. Accordingly, we have not been current on our reporting requirements since September 2003. Companies whose securities are quoted on the OTC Bulletin Board, such as us, must be reporting issuers under the Securities Exchange Act of 1934, and must be current in their reports under Section 13 or 15(d) of the Securities Exchange Act in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.

ORGANIZATION HISTORY

Peak Entertainment Holdings, Inc. was originally incorporated as Corvallis, Inc. in the state of Nevada on September 28, 1987 to seek business opportunities.

On October 31, 2000, Corvallis and USAStarOne.Net, Inc., a Texas corporation, entered into an Agreement and Plan of Reorganization by which Corvallis merged with USAOneStar through a stock-for-stock exchange. USAOneStar was incorporated on July 21, 2000, and was an Internet service provider using a network marketing structure for distribution of its services. Corvallis issued 13,500,000 shares valued at $13,500 in a stock-for-stock exchange for the 1,000,000 outstanding shares of common stock of USAOneStar. Corvallis was the surviving entity in the merger, and Corvallis changed its name to USAOneStar.Net, Inc. The shareholders of USAOneStar, acquired 89.9% of the 15,005,000 shares outstanding immediately after the share exchange.

On August 31, 2001, USAOneStar.Net, Inc. and Palladium Communications, Inc., a Kentucky corporation, entered into an Agreement and Plan of Reorganization by which USAOneStar acquired Palladium as a wholly-owned subsidiary through a stock-for-stock exchange. Palladium was incorporated in April 23, 1998, and was a reseller of telecommunications services. Pursuant to the agreement, USAOneStar issued 183,000,000 common shares valued at approximately $700,000 to the shareholders of Palladium in exchange for approximately 6,500 issued and outstanding shares of Palladium, which represented 100% of that company's issued and outstanding shares. Upon completion of the share exchange, Palladium's shareholders held approximately 92% of the 199,000,000 shares of common stock outstanding immediately after the share exchange. Subsequently, USAOneStar changed its name to Palladium Communications, Inc.

On March 31, 2003, the Company effected a 100 for 1 reverse stock split. As a result of the reverse split, the 211,907,574 shares of our common stock that were issued and outstanding became 2,119,195 shares issued and outstanding.

Pursuant to an Asset Purchase Agreement, dated as of April 22, 2003, Palladium Communications, Inc. sold for the purchase price of $75,000 substantially all of its assets and certain liabilities to Palladium Consulting Group, LLC. The assets sold to Palladium Consulting Group, LLC consisted of substantially all assets related to the business operations of Palladium Communications, Inc., including all Palladium Communications, Inc.'s carrier agreements, sales agent agreements, and equipment. The assets retained by Palladium Communications, Inc. included its cash and notes receivable. The liabilities assumed by Palladium Consulting Group, Inc. included payment for phone systems, equipment and a lease for office facilities. The liabilities retained by the Company consisted primarily of its outstanding debentures and the interest on the debentures. As a result of the transaction, Palladium Communications, Inc. had no operating business, and had substantially no assets and had significant liabilities related primarily to retained convertible debentures.

On April 22, 2003, pursuant to an Agreement and Plan of Acquisition, Palladium Communications, Inc., a Nevada corporation, acquired all of the outstanding shares of Peak Entertainment Ltd., together with its subsidiaries, in exchange for the issuance of 19,071,684 shares of Palladium Communications, Inc.'s common stock to the holders of Peak Entertainment Ltd. in a transaction viewed as a reverse acquisition. The shares issued to the holders of Peak Entertainment Ltd. constituted 90 percent of the outstanding shares of Peak Entertainment Holdings, Inc.

Upon consummation of the acquisition of Peak Entertainment, Ltd., the founders of Peak Entertainment, Ltd., Wilf and Paula Shorrocks, were appointed directors and officers of Palladium. The former directors and officers of Palladium Communications resigned as of the acquisition date.

On May 14, 2003, Palladium changed its corporate name to Peak Entertainment Holdings, Inc.

As of December 31, 2003, we had 21,774,212 shares of common stock issued and outstanding.

BUSINESS OVERVIEW

Peak Entertainment Holdings, Inc. maintains its executive offices in Bakewell, England. Peak Entertainment maintains a web site at:
http://www.peakentertainment.co.uk.

We operate primarily through our wholly-owned United Kingdom subsidiary, Peak Entertainment Ltd., and its subsidiaries: Jusco UK Ltd, a United Kingdom registered company; Jusco Toys Ltd, a Hong Kong registered company; Wembley Sports Master Ltd., a United Kingdom registered company; and Cameo Collectables Ltd, a United Kingdom registered company.

We also utilize a wholly owned United States subsidiary, Peak Entertainment Holdings LLC, a Delaware limited liability company formed in April 2002.

STRATEGY

Our business plan is to develop, market and sell media content and related consumer products focused on the children's entertainment market. Our planned activities include the development, production and distribution of television shows targeted for the children's entertainment market, the licensing of intellectual property rights related to our entertainment products, and the manufacturing and sales of consumer products related to our entertainment products.

Our primary strength is in the conception and development of a character and entertainment concept that we believe children will find appealing. Our business objective is to develop a character or entertainment concept into a media product, such as into a television show, a movie, or a book, and to build the media product into a merchandisable consumer brand and either sell items ourselves such as a video game, a toy, or apparel, or license merchandise rights to third parties for manufacture and sale by third parties. We anticipate that we will rely on third parties such as animation and television production companies to co-produce entertainment shows, and broadcast companies to broadcast our television shows.

We believe that this business model will enable us to develop a character and product idea from its concept stages, through development, manufacturing, and promotion stages, to the consumer product, while maintaining control of the character concept and product ideas, so that we will be able to control and coordinate broadcast, promotions and product launches.

STRUCTURE AND BUSINESS INITIATIVES

Peak Entertainment has three lines of business: entertainment, licensing, and consumer products.

ENTERTAINMENT DIVISION

Our entertainment division is currently working on three product lines that are in the pre-production or production stages. We anticipate that this division will generate revenues from the distribution of television shows to broadcasting companies and other media outlets. The key costs for this division are substantial animation and production costs in getting television episodes produced.

         MONSTER  IN MY POCKET
         ---------------------

Monster In My Pocket are miniature pocket-sized monster characters based upon the history and heritage of 'Monsters' from Medusa, Mynator and Cyclops of mythological times to the modern classics of Frankenstein, Dracula and Werewolf.

We have a license for worldwide master rights from Morrison Entertainment Group, Inc. for the use of "Monster In My Pocket" and related licenses, pursuant to a license agreement dated February 25, 2002. The contract, which covers a twenty-year term, requires the payment of $500,000 to Morrison, at the rate of $100,000 every six months, commencing on March 31, 2002. Of such amount, $120,000 has been paid to date. We have agreed with Morrison to delay additional payment requirements at this time. Such milestone payments are to be off-set against royalties payable to Morrison pursuant to the agreement. Monster In My Pocket is already an established consumer products concept with a proven pedigree and sales by others which have exceeded $200 million at retail. We intend to expand this product line with a new animated television series using the Monster In My Pocket characters.

The television project is in pre-production stages with our in-house computer graphics studio creating the models, frames, characters and environments. Our production team, in conjunction with our co-production partners, will produce 26 thirty-minute episodes. We have a letter of intent agreement with Mainframe Entertainment Inc., pursuant to which Mainframe is to provide 20%, approximately $1,600,000, of funding to the project. Mainframe is to have sole television distribution rights in Canada and is entitled to 100% of the television distribution proceeds in Canada, and joint television distribution rights in the United States and is entitled to 5% to 7.5% of the television distribution proceeds in the United States. Mainframe is entitled to 35% of the gross licensing and merchandising revenues in Canada, and 5% to 20% of the gross licensing and merchandising revenues in the United States.

We are to provide $250,000 of funding, either in cash or services, for each of the 26 episodes. The project is currently in pre-production with story boards and models being prepared. We are actively seeking sources of financing to fund the project, but have no such commitments to date. A delay in receipt of funding will likely delay the timetable for production. Assuming the receipt of funding by June 2004, we anticipate production for delivery of the first thirteen episodes by April 2005 and the next thirteen by October 2005. If sufficient funding is not available shortly, the timetable for production of the episodes will likely be re-scheduled for completion for Fall 2005 or Spring 2006.

We intend to distribute this series of 26 animated programs in various markets. We currently have a broadcast contract signed with Good Morning Television in the United Kingdom (known as GMTV), for terrestrial broadcast rights for a period of five years in the United Kingdom markets in exchange for an aggregate license fee of $393,000 payable through July 2005. GMTV has committed to running the episodes from October 2004 and throughout 2005.

We will seek to distribute programs in other countries, including the United States, although no such agreements have been reached to date.

In addition, we have an agreement with Character Option Ltd., a major United Kingdom toy marketer, to distribute toys in the United Kingdom.

         THE WUMBLERS
         ------------

The Wumblers are a sweet natured, whimsical collection of cartoon characters. The Wumblers is an educational and entertainment show geared toward preschool aged children.

We entered into an entertainment production agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC for the production of animated television episodes for a certain intellectual property entitled "The Wumblers". Pursuant to an agreement dated April 28, 2003, we are entitled to all exploitation rights in The Wumblers including merchandise and distribution rights. We are to finance or obtain financing for the episodes. Funding sources will share copyright interests in the television episodes according to the allocation of net proceeds. We will have the right to produce other episodes based on the licensed intellectual property. We have the right to exploit the licensed property worldwide in perpetuity.

On January 9, 2004, we entered into an Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd. for the co-production of 52 eleven minute episodes of an animated television program for children provisionally entitled "The Wumblers." We are providing the intellectual property, format and concept for the television episodes, and Cosgrove Hall Films will supply the production services. Cosgrove Hall Films will be paid for its production services. The costs of the production of the episodes is projected to be approximately $3,000,000.

We have completed the production of one pilot episode to date. We anticipate that the remaining episodes will be completed by April 2005, subject to receipt of financing for production costs. We are actively seeking sources of financing to fund the completion of this project.

         FAIREEZ
         -------

Faireez are fantasy fairy-tale creatures with magical powers.

Pursuant to terms of understanding with Moody Street Kids and Funbag Animation Studios Inc., we have the worldwide distribution rights, excluding Canada and Australia, and worldwide merchandising rights to an animated television series project called The Faireez, at royalty rates of 35%-40% of gross revenues. The license term is 25 years with an option to extend the term for an additional 25 years.

This project is in the pre-production stages. There are 52 eleven minute episodes currently planned. The project is anticipated to commence production in or about June 2004 with the initial episodes available for distribution in or about April 2005. The project is anticipated for completion in or about October 2005.

LICENSING DIVISION

This division is responsible for the licensing and sublicensing of intellectual properties to and from third parties. We intend to license or sub-license our products for use by others in other mediums, such as in video games, apparel, toys, and other merchandise.

We have an in-house licensing team headed by our licensing director, Alan Shorrocks. We have entered into agreements with several international agents and intend to further develop a network of international agents for the international promotions of our products.

We entered into license agreements with Character Option Ltd. for Monster In My Pocket products, with Toontastic Publishing for magazine use of our Pretty Pony Club concepts, and with CCA Greetings for our Countin' Sheep products for use in greeting cards.

Our licensing division has not generated significant revenues to date. We anticipate that this licensing division will become much more active once we have produced sufficient episodes of our entertainment products so that broadcasting of the shows can commence. After broadcasting, and subject to a receptive audience, we believe that this division may become our principal source of revenues.

The principal revenues for this division is anticipated to be a customary 35% commission we receive from all revenue received from licensing entertainment properties to broadcasters, toy and gaming companies, and other manufacturers such as clothing and home entertainment. The division earns revenue from selling licenses for our non-entertainment driven properties. The key costs for this division are staff, travel, toy and good production costs, and costs for attendance in annual toy and licensing trade shows internationally.

We intend to expand the licensing of our products through:

      o     A consumer public relations campaign; and

      o     Related marketing programs.

International toy fairs, such as MIP TV in Cannes, France in April 2004, have provided an ideal forum to display our products. We will also attend the New York Licensing Show in June 2004.

CONSUMER PRODUCTS

Our consumer products division has historically been our primary source of revenues. This division presently operates primarily through two wholly-owned subsidiaries:

      o     Cameo Collectables - for the sale of gift and collectibles items;
            and

      o Jusco Toys - for the manufacture and production of toys and other consumer products.

Currently, our consumer products division manufactures and sells the following products:

      o Countin' Sheep products in the United Kingdom and United States markets since January 2003;

      o     Mini Flora products in the United Kingdom market since January 2003;
            and

      o Pretty Pony Club products in the United Kingdom market since December 2002.

         CAMEO COLLECTABLES
         ------------------

Cameo Collectables is our sales, marketing and distribution division responsible for distribution and sales of consumer products from our license portfolio, including Countin' Sheep and Mini Flora products. A sales support team of three full time employees are responsible for customer services, invoicing and administration.

COUNTIN SHEEP - Countin Sheep products are based upon a well-known 19th Century cure for sleeplessness. The remedy has since become a legend passed down from generation to generation and is well known by adults and children alike. This product line is a unique range of toy merchandise. Every flock consists of 6 doll sheep, each with their own birthplace, date, personality trait, and number branded patch. Each sheep is a limited edition, easily identifiable by its authentic tag and distinctive individual features. The product line includes gift cards and other merchandise.

MINI FLORA - Mini Flora are miniature-sized hand-crafted clay flowers resembling some of the worlds most popular flora. The petals are made of a special clay that has elastic properties allowing the flowers to be re-arranged. The product line includes display stands and accessories.

PRETTY PONY CLUB - Products sold consist of small mold ponies of various styles and colors supplied in connection with magazine distribution by Toontastic.

KEWPIE - The Kewpie dolls are high quality collector dolls with porcelain look vinyl heads and hands applied to period and themed costumes. The dolls are sold in series, usually two per year, with a range of around 20 lines from a catalogue to collectors and specialty doll shops. The dolls are sold in presentation boxes with an official certificate of authentication and have been in the market since 1916. We commenced selling the dolls in December 2002, and we discontinued sales of dolls in January 2004. We do not believe that the discontinuation of this product line will have a material effect on our operations.

         JUSCO TOYS
         ----------

Our Jusco Toys subsidiary works with third party manufacturers and distributors to make toys and other consumer products. We acquired Jusco Toys in April 2002, to acquire its inventory and its manufacturing capabilities. Jusco will be used primarily to manufacture products for third parties, some of which may be our licensees.

         WEMBLEY SPORTSMASTER
         --------------------

This division is not currently active, and we do not anticipate that we will utilize this division in fiscal year 2004. We acquired the assets of Wembley Sportmaster primarily for its trademarks. Our future intent is to launch a range of balls, leisure toys, inflatable pools and play products under the Wembley Sportsmaster banner.

DESIGN STUDIO TEAM

We have set up an in-house design studio team, with designers and artists, equipped with a state-of-the-art animation studio. The team is involved in character creation, storyboard development, and animation production for our Entertainment Division. The team is also involved in preparing marketing literature for our Licensing Division, and toy design, packaging and display solutions for our Consumer Products Division.

INTELLECTUAL PROPERTY RIGHTS

We have acquired the following rights:

o In My Pocket Rights (including Monster In My Pocket) Worldwide - from Morrison Entertainment Group, Inc., in a license agreement between Morrison Entertainment Group, Peak, and Wilf and Paula Shorrocks, dated February 25, 2002 for $500,000 in staged payments for a 20-year term. We are entitled to 10% of the revenues from the United States, 35% of the revenues from the United Kingdom, and 40% of the revenues from other territories. Morrison Entertainment Group is entitled to 60% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 30% of the revenues from other territories. The Shorrocks are entitled to 30% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 32.5% of the revenues from other territories. The revenue allocation refers to revenues from character and merchandise licensing and sales activities, and the allocation is to be adjusted for entertainment production financing terms. Any such royalty payment shall be deducted from the $500,000 staged payments, assuming the royalties are earned during the period when the staged payments are to be made.

o Shorrocks Portfolio Worldwide - from Wilf and Paula Shorrocks, in a license agreement dated April 30, 2002, in perpetuity for royalties of 10% of the net selling price, with a guaranteed minimum royalty of $1,000,000.

o Afro Ken - from SAN-X Co., Ltd., pursuant to a license agreement dated January 14, 2003. Under the agreement, we have the right to use copyrighted property Afro Ken, for marketing, distribution and sale of dolls. The license territory is The British Isles, including Ireland and its possessions. We are to pay royalties of 10% of gross sales. The minimum guarantee is UK (pound)10,000, of which the first advance was due on signing and a second advance is due on December 31, 2004. The license term expires on December 31, 2004, with an option to renew for one year.

o The Wumblers - from The Silly Goose Company, LLC. We entered into an entertainment production agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC for the production of animated television episodes for certain intellectual property entitled "The Wumblers". Pursuant to an agreement dated April 28, 2003, we are entitled to all exploitation rights in The Wumblers including merchandise and distribution rights. We are to finance or obtain financing for the episodes. Funding sources will share copyright interests in the television episodes according to the allocation of net proceeds. We will have the right to produce other episodes based on the licensed intellectual property. We have the right to exploit the licensed property worldwide in perpetuity. We are entitled to 35% to 40% of the gross revenues, depending on the location from which revenues are generated and the form of the source of revenues, whether television, music, or merchandise. We and any financing partners are entitled to recoup all production and marketing costs from gross revenues. Silly Goose is entitled to 31% of the net proceeds.

o Faireez - Pursuant to terms of understanding with Moody Street Kids and Funbag Animation Studios Inc., we have the worldwide distribution rights, excluding Canada and Australia, and worldwide merchandising rights to an animated television series project called The Faireez, at royalty rates of 35%-40% of gross revenues. The license term is 25 years with an option to extend the term for an additional 25 years.

We have licensed the following rights to third parties:

o Monster In My Pocket for electronic games - We entered into a license agreement, dated December 12, 2003, with Radica U.K. Ltd. Under the agreement, we licensed certain rights to Monster In My Pocket in connection with the sale of electronic handheld games. The license territory is the United Kingdom, Channel Islands and Eire. We are to receive royalties of 8% to 10% of the net selling price. The license term is three years.

o Pretty Pony Club - to Toontastic Publishing Ltd., pursuant to a license agreement dated December 5, 2002, and renewed in 2004. Under the agreement, we licensed the right to intellectual property called Pretty Pony Club in connection with the sale of comic books. The license territory is the United Kingdom and Eire. We are to receive royalties of 4% of the net sales price or 5% of the purchase price, depending on the manufacturer. We received an advance royalty of $4,025 in 2002, additional royalties of $17,159 in 2003 for the license period ended February 29, 2004, and an additional advance royalty of $2,500 in 2004 under the renewed license. There is no minimum guaranteed royalty under the renewed license. The license expires on February 28, 2005.

We have granted the following distribution and sales rights:

o We entered into a distribution agreement, dated July 1, 2003, with Perfectly Plush Inc., a Canadian company, whereby Perfectly Plush would serve as exclusive distributor of our Countin' Sheep products in Canada. Under the agreement, Perfectly Plush is to pay us a royalty of 10% of the net selling price, which is included in the purchase shipment price. Perfectly Plush shall pay to us 25% of the value of the invoice on placement of order, 25% on release from port of shipment and the remaining balance on release of products from port of entry on orders for the first 54,000 pieces. For subsequent orders, Perfectly Plush shall pay us 25% of the value of the invoice on placement of order, 25% on release from port of shipment, 25% on release of products from port of entry, and the remaining balance within 45 days of receipt of shipment. The agreement expires on December 31, 2004.

o We entered into a distribution agreement, dated January 20, 2003, with Character Options Ltd., whereby it would serve as exclusive distributor of our `Monster In My Pocket' products in the United Kingdom, Channel Islands and Eire. Under the agreement, Character Options paid a non-refundable advance of UK (pound)100,000, credited against royalty payments, and is to pay us a royalty of 10% of the net selling price. We are entitled to a guaranteed minimum royalty of UK (pound)150,000 if 26 episodes of `Monster In My Pocket' are broadcast on GMTV or satellite television by December 31, 2004. The agreement expires on December 31, 2005.

o We entered into an agency agreement, dated February 4, 2003, with Colin Lisle & Associates Limited. The license territory is Asia Pacific (excluding Australia and New Zealand); Scandinavia; Belgium; France, Holland; Italy; Portugal; Spain; Austria; Czech Republic; Germany; Hungary; Poland; Romania; Russia; Switzerland; Greece; Israel; Turkey; Cyprus; Malta; South Africa; Middle East. The agreement expires on December 31, 2004. The commission rate is 6% of invoiced sales.

o We entered into a representation agreement, dated August 19, 2003, with Haven Licensing Pty Ltd. for the use of Monster In My Pocket Brand, excluding television and video distribution, in Australia and New Zealand. The commission rate is 30% of gross receipts. The agreement expires on December 31, 2006.

o We entered into a representation agreement, dated September 17, 2003, with Character Licensing & Marketing for the use of Monster In My Pocket Brand, excluding television and video distribution, in South Africa. The commission rate is 30% of gross receipts. The agreement expires on September 16, 2005.

o We entered into a representation agreement, dated October 31, 2003, with Kidz Entertainment, for the use of Monster In My Pocket Brand, in the Nordic Region of Europe. The commission rate is 30% of gross receipts. The agreement expires on December 31, 2006.

COMPETITIVE ENVIRONMENT

We have many competitors internationally across three principal areas of our proposed business: entertainment, licensing and consumer products.

Competitors includes large companies who operate with similar business strategies as we do, but on a much larger scale, such as Vivendi with its Universal Studios and Time Warner Inc. with Warner Brothers. These large companies have an integrated business approach to their properties, with television, film, licensed toys and merchandise, and have a competitive advantage to their competitors because they own or are significant partners in worldwide broadcast companies and have direct access to their consumers internationally. Similarities can be observed within the United Kingdom with the BBC who commission television shows, control their own channel and content, and have their own licensing and consumer products division, BBC Worldwide, who exploit the rights and place the content internationally.

Other competitors include companies who do not have their own broadcast facilities, as we do not, and therefore do not enjoy the competitive advantages that broadcast companies like Vivendi and Time Warner have. These smaller broadcast-independent companies include H.I.T. Entertainment, 4 Kids Entertainment, DIC Entertainment and Saban. These smaller firms have created many of the well-known and popular properties, such as 4 Kids Entertainment's Pokemon, H.I.T.'s Bob The Builder , and Saban's Power Rangers. Pokemon, since its appearance in 1998, has generated sales of $15 billion through 2003. Both Nickelodeon's Rugrats and Fox Kids/Saban's Power Rangers, both launched in 1992, are well-known brands to this day.

Most of our competitors operate in the same three primary business lines as we do, entertainment, licensing and consumer products, and do so on an international scale. Successful companies have gained visibility through coordinated marketing efforts in various segments of the market, and do not rely on generating revenues from television licensing and distribution income alone, but also on income from product licensing and merchandise sales. Successful television shows in one territory tend to also be successful in other territories, and the ability to license the brand and sell consumer products is related to the popularity and the success of the television shows. Accordingly, the same companies and the same brands tend to dominate the market in each of the three business segments, entertainment, licensing and consumer products, of the children's market.

Many companies and brands do not succeed in this highly competitive market. The international broadcast arena has witnessed a demand for more and more content over recent years as the proliferation of new television channels continues to grow.

According to Screen Digest's 2001 study of the children's television business "Broadcasters will spend an estimated $2.7 billion worldwide on producing, commissioning and acquiring children's programs in 2001. But independent producers and distributors have emerged as the pivotal players in the worldwide children's television industry. Their role will become even more important as funding from broadcasters stagnates." North America accounts for 40% of the total children's television market, followed by Western Europe (33%) and Asia (22%). According to a recent article published in the March 2004 issue of Broadcast Magazine there are now over 240 television and cable channels internationally dedicated to children's entertainment with over 150 of them launching in the last three years. The focus therefore for us is to supply quality children's programming to television broadcasters and this provide the platform for an integrated business model, launching our intellectual properties and opening up revenue streams from licensing and merchandising.

The licensing market for merchandise has a worldwide retail sales value of over $108 billion annually according to a January 2004 TLL Licensing Business Study. Although the licensing market declined 0.7% from 2002 to 2003, the TLL Licensing Business Study predicts a 7.0% increase in 2004. A December 2003 Yale-Harvard statistical survey, performed for the Licensing Industry Merchandising Association-LIMA, reported that the licensing market overall in 2003 in North America represented $7 billion in royalty income, which accounts for 66% of the world wide sales of licensed merchandise.

We intend to participate in the toy market by licensing entertainment driven properties to strategic partners, including large toy and entertainment companies. We will also seek to sell directly to large general merchandisers and toy retail chains, although we have no such agreements to date. According to the National Purchase Diary (NPD), reported in January 2004, the toy market worldwide in total was $76.9 billion in 2002 with $54.4 billion coming from traditional toys and $22.5 billion coming from video games. North America accounted for $34.5 billion of the traditional toy sales and $11.2 billion in video games. In 2002, licensed toys comprised 29% of the $76.9 billion world market for toys.

PRINCIPAL SUPPLIERS

In 2003, we were not dependent on any particular supplier.

DEPENDENCE ON MAJOR CUSTOMERS

In our fiscal year ended December 31, 2003, Silly Goose Company represented approximately 49% of our revenues.

GOVERNMENT REGULATION

Our toy and related products sold in the United States are subject to the provisions of The Consumer Product Safety Act (the "CPSA"), The Federal Hazardous Substances Act (the "FHSA"), The Flammable Fabrics Act (the "FFA"), and the regulations promulgated thereunder. The CPSA empowers the Consumer Product Safety Commission (the "CPSC") to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPSC has the authority to seek to declare a product "a banned hazardous substance" under the CPSA and to ban it from commerce. The CPSC can file an action to seize and condemn an "imminently hazardous consumer product" under the CPSA and may also order equitable remedies such as recall, replacement, repair or refund for the product. The FHSA provides for the repurchase by the manufacturer of articles which are banned. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe. We vigorously seek to maintain compliance with the CPSA, the FHSA, the FFA, international standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that all of our products are or will be hazard free. Any material product recall could have an adverse effect on our results of operations or financial condition, depending on the product, and could affect sales of other products.

The Children's Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, as well as the laws of certain countries, place certain limitations on television commercials during children's programming. We, of course, seek to comply in all respects with these laws and regulations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Not applicable.

RESEARCH AND DEVELOPMENT

The continuing development of new products and the redesigning of existing items for continued market acceptance are key determinants of success in the toy and entertainment product industry. In 2002, in connection with our start-up operations, $337,729 was incurred on activities relating to the development, design and engineering of new products and their packaging and to the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists and model makers. In 2003, we did not expend any significant capital on research and development activities.

EMPLOYEES

As of January 30, 2004, we employed a total of 18 employees on a full-time basis, 9 of which are management level employees and five of which are clerical, and four are employed as designers. We also have two consultants and a team of 14 sales agents in the United Kingdom.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 3,000 square feet of space for our Bakewell, England headquarters pursuant to a month-to-month lease at approximately $5,760 per month. We believe that our facilities are adequate for our present purposes.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business, except that in connection with our purchase of Jusco Toys Ltd from the administrators of Just Group Plc in 2002, the Hong Kong Inland Revenue Department instituted a proceeding in January 2003 due to incomplete revenue filings occurring before our acquisition of Jusco Toys. This enquiry has been determined in March 2004 at a cost to the Company of $9,235.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "PKEH". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, adjusted to reflect a one-for-100 reverse stock split effected on March 31, 2003. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Prices prior to April 22, 2003 are not related to our current business operations, but reflect a predecessor business, Palladium Communications Inc., a business that we sold in April 2003 and no longer conduct. SEE "OUR BUSINESS--ORGANIZATION HISTORY."

Fiscal Quarter Ended                        High Bid          Low Bid
--------------------                        --------          -------
March 31, 2001                               $3.62              $1.31
June 30, 2001                                 2.25               0.59
September 30, 2001                            1.01               0.35
December 31, 2001                             1.01               0.16
March 31, 2002                                0.24               0.02
June 30, 2002                                 0.035              0.001
September 30, 2002                            0.015              0.004
December 31, 2002                             0.007              0.003
March 31, 2003                                0.003              0.001
June 30, 2003                                 1.75               0.03
September 30, 2003                            1.15               0.55
December 31, 2003                             0.80               0.40
March 31, 2004                                0.90               0.41

HOLDERS

As of December 31, 2003, we had approximately 550 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                        Number of securities to       Weighted average
                                        be issued upon exercise       exercise price of        Number of securities
                                        of outstanding options,     outstanding options,     remaining available for
          Plan category (1)               warrants and rights        warrants and rights         future issuance
          -----------------               -------------------        -------------------         ---------------
Equity compensation plans approved by                  0                       $ 0                          0
securities holders

Equity compensation plans not                    990,000                        $0.38                       0
approved by security holders (2)(3)

Total                                            990,000                        $0.38                       0

(1) The above table does not include securities and convertible securities issued in fiscal year 2003 that were issued in connection with financing arrangements.

(2) In connection with a consulting agreement with POW! Entertainment, on July 24, 2003, we issued 750,000 warrants to purchase shares of common stock, exercisable for five years from July 24, 2003 at an exercise price of $0.35 per share. Warrants to purchase 375,000 shares vested upon execution of the consulting agreement, and the remaining warrants to purchase the remaining 375,000 shares are to vest on July 24, 2004. Beginning July 24, 2004, POW has the right to demand registration of the shares of common stock underlying the warrant at our expense.

(3) In connection with an amended consulting agreement, we issued 240,000 warrants to purchase shares of common stock, exercisable for three years from December 2003 at $0.50 per share.

TRANSFER AGENT

The transfer agent for our common stock is American Stock Transfer & Trust Company.

RECENT SALES OF UNREGISTERED SECURITIES

The Company entered into a Cancellation of Debt in Exchange for Securities Agreement, dated as of December 17, 2003, whereby the Company exchanged a debt of $100,000 owed to Jack Kuessous in exchange for 583,333 shares of common stock and 150,000 common stock purchase warrants exercisable for three years at $0.50 per share. Kuessous had loaned $100,000 to us in or about July 2003. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

The Company entered into an Amendment to the Consulting Agreement, dated as of December 17, 2003, amending a July 2003 consulting agreement with Jack Kuessous pursuant to which the Company issued to Kuessous warrants to purchase 240,000 shares of common stock, exercisable for three years at $1.20 per share. Under the amendment, we issued warrants to purchase 240,000 shares of common stock, exercisable for three years at $0.50 per share in exchange for the previously issued warrants. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On January 5, 2004, the Company completed a Settlement Agreement and Release dated as of December 22, 2003 with The N.I.R. Group, LLC, AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. (formerly known as AJW/New Millennium Offshore, Ltd.), and AJW Qualified Partners, LLC (formerly known as Pegasus Capital Partners, LLC). Under the agreement, the Company exchanged $1,000,000 and 1,000,000 shares of our unregistered common stock in return for the surrender of an aggregate of $208,500 principal amount of 12% convertible debentures and warrants to purchase 645,000 shares of common stock, issued pursuant to a Securities Purchase Agreement dated as of February 28, 2002, and an aggregate of $785,000 principal amount of 12% convertible debentures and warrants to purchase 1,570,000 shares of common stock, issued pursuant to a Securities Purchase Agreement dated as of April 22, 2003. The $1,000,000 payment to the former debenture holders consisted of $500,000 in cash, and $500,000 by promissory notes which was paid in full on March 22, 2004. The agreement provides that, after a period of thirteen months, all of the 1,000,000 shares of common stock still owned at that time may be put to us at $.75 per share, on an all-or-none basis, for a one month period. The Company also paid for $10,000 of the former debenture holders' legal fees and expenses in connection with the transaction. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

On January 5, 2004, the Company entered into Securities Purchase Agreements with four accredited investors: Platinum Partners Global Macro Fund LP, Gary Barnett, Millstones Brands Inc. and Dan Brecher. Pursuant to the agreements, the Company sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchase warrants. The purchase price totaled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. The conversion price may be adjusted downward for issuances of securities by the Company at prices below the lower of $.50 per common share, or fair market value for such securities as determined at the time of issuance. Annual interest payments on the debentures are due on January 7 of each year, commencing with January 7, 2005. At the option of the Company, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause the Company to issue common stock in exchange for interest. Unless upon 75 days prior written notice, the debenture and warrant holder may not convert the debentures or warrants for shares of common stock to the extent that such conversion would cause it to beneficially own 4.9% or more of our then issued and outstanding common stock. After the tenth consecutive business day in which our common stock trades at $3.00 or greater, the warrants becomes redeemable at $0.10 per warrant. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On January 23, 2004, the Company entered into an agreement for services with Vintage Filings, LLC. We issued 300,000 common stock purchase warrants, exercisable for three years at $0.50 per share pursuant to the agreement. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On January 29, 2004, we entered into a Securities Purchase Agreement with Shai Stern. Pursuant to the agreement, we sold $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 29 of each year, commencing with January 29, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause us to issue common stock in exchange for interest. The warrants are exercisable at a price of $0.50 per share. After the tenth consecutive business day in which our common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On February 11, 2004, the Company entered into a financial advisor agreement with Ameristar International Capital, Inc. We issued 100,000 shares of common stock as an initial equity fee pursuant to the agreement. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On February 12, 2004, the Company issued 16,667 shares to William Ivers in connection with business consulting services, related to preparation of a written business plan, rendered by Mr. Ivers. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On February 12, 2004, the Company issued 20,000 shares to Lou Schneider in connection with business consulting services, related to establishing potential apparel-related licensing relationships with third parties, rendered by Mr. Schneider. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On February 12, 2004, the Company issued an aggregate of 20,409 shares in connection with financial consulting services rendered by Rolin Inc. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On March 10, 2004, the Company entered into Securities Purchase Agreements with eleven accredited investors: Kenneth Grief, Wayne Saker, Gilad Ottensoser, Sam Ottensoser, Boro Durakovic, JG Products, INC, Gerald Griffin, Al Lehmkuhl, Kevin Bostenero, Eisenberger Investments, and David Herzog. Pursuant to the agreements, the Company sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for the total purchase price of $500,000. Legend Merchant Group, Inc. acted as the placement agent for these transactions. All of the purchasers were preexisting customers of Legend Merchant Group. We paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. We agreed to seek registration of the resale of the shares of common stock and the shares underlying the warrants in the amendment to our registration statement initially filed in February 2004. If that registration statement becomes effective, but does not include the investors' shares, the investors can demand that we will file a separate registration statement seeking registration of the investors' securities, and we will have ten days to file such a registration statement and we will need to pay a $2,500 per day penalty for late filing of such registration statement. In the event that the registration statement is not declared effective within the later of 120 days from March 10, 2004 or thirty days after receipt of a last comment letter from the S.E.C., we will be required to issue, as a penalty, approximately 100,000 shares of common stock for each subsequent month period in which the registration statement has not been declared effective. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

All of the above offerings and sales were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          "FORWARD-LOOKING" INFORMATION

This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

                             INTRODUCTORY STATEMENT

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2003.

Unless otherwise stated, the discussion and analysis refers to the business of Peak Entertainment Ltd., which the Company acquired on April 22, 2003, in a transaction viewed as a reverse acquisition, and does not refer to the operations for the Company's former business which was sold in April 2003. Under applicable accounting principles the historical financial statement of Peak Entertainment Holdings, Ltd. became those of the Company.

The year ended 2003 was a period of transition, as the former business of the Company was sold, and a new business was acquired.

SALE OF FORMER BUSINESS

Prior to April 2003, the Company was known as Palladium Communications Inc. and conducted a telecommunications business.

In April 2003, the Company sold off substantially all of its assets and certain of its liabilities to Palladium Consulting Group, LLC, in exchange for $75,000. The assets sold consisted of substantially all of the Company's assets used in its telecommunications business, including all of the Company's carrier agreements, sales agent agreements, and equipment, which business the Company discontinued on April 22, 2003. The assets retained by Palladium Communications, Inc. included its cash and notes receivable, which were nominal amounts. The liabilities assumed by Palladium Consulting Group, Inc. consisted primarily of payment for phone systems and other equipment and a lease for office facilities. The Company retained substantially all of the liabilities, consisting primarily of outstanding debentures and accrued interest. As a result of the transaction, the Company was essentially a shell with no assets and with substantial liabilities related to outstanding debentures.

On April 22, 2003, the Company acquired the business of Peak Entertainment Ltd., a United Kingdom company, by acquiring all of the outstanding shares of Peak Entertainment Ltd.

The purpose of these transactions was to try to create some value for the Company's shareholders. It is the understanding of the Company's current management that the former principals of the Company sought to discontinue its business operations as a publicly-held entity, and the principals of Peak Entertainment Ltd. sought access to financing, which it had difficulty doing as a privately-held company.

CURRENT BUSINESS

The Company's business operations are primarily in three areas of the children's entertainment and leisure market: production of television shows; licensing of entertainment concepts and characters; and sale of merchandise products. Since inception, the Company has not generated significant revenues and it will require substantial working capital to execute its business plan.

The Company's current business plan is centered on the production of television shows geared for the children's entertainment market. Once the Company's planned television shows are produced, the Company believes that it can generate revenue through the sale of broadcast rights of those shows. The Company also intends to license intellectual property rights created from the television shows and offer for sale merchandise related to the television shows.

The year ended December 31, 2003 was an extremely difficult time for the Company. The Company had very little operating capital to fund the production of planned television shows, and focused on raising capital from third parties to fund the production of the television shows. The Company experienced difficulty in raising capital in 2003 from potential capital sources. The Company believes that this difficulty was due to the terms of convertible debentures outstanding in 2003, which contained terms very favorable to the debenture holders, and made potential financiers reluctant to provide capital to the Company. Accordingly, the Company entered into discussions with the debenture holders and repurchased those debentures in January 2004.

The difficulty in raising capital in 2003 has delayed the Company's projected timetable for its business operation. The lack of capital to fund production of a single television episode show in 2003, in turn, has delayed and compromised the Company's ability to license intellectual property rights and sell toys and merchandise based on the television shows.

The Company believes that with the repurchase in January 2004 of debentures that were outstanding at December 31, 2003, the Company's capital structure will be viewed more favorably by potential capital sources, and the Company will have better success in 2004 to raise much needed capital to fund production of the planned television shows.

Until the Company raises sufficient capital to produce its planned television shows, the Company does not expect to generate any significant revenues from any of its lines of business. If the Company is unable to raise capital to produce its entertainment products, the Company intends to alter its business plan to focus on licensing its intellectual property to third parties, and on the sale of toys and consumer goods.

RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002

REVENUES
--------

Consolidated net revenues increased 231% to $1,014,996 for the year ended December 31, 2003 from $306,350 for the same period in 2002. A breakdown of revenues by our business divisions is set forth in the table below.

------------------------------------------------ ------------------------ -------------------------- ----------------
Division                                            2003 Revenue ($)          2002 Revenue ($)         % Increase
------------------------------------------------ ------------------------ -------------------------- ----------------
Entertainment/ Production                                500,000                     nil                   N/a
------------------------------------------------ ------------------------ -------------------------- ----------------
Licensing Arrangements                                   97,081                     7,503                1,194%
------------------------------------------------ ------------------------ -------------------------- ----------------
Character Related Consumer Products                      417,914                   298,847                 40%
------------------------------------------------ ------------------------ -------------------------- ----------------
         Total Revenues                                 1,014,996                  306,350                231%
------------------------------------------------ ------------------------ -------------------------- ----------------

The increase in total revenue is primarily attributable to the revenue from production by our in house animation team. This was principally due to a commission by Silly Goose LLC to produce a pilot episode of The Wumblers. This initial production sale to Silly Goose LLC forms part of the overall co-production agreement to produce 52 episodes in conjunction with Cosgrove Hall Films Ltd from the overall estimated production costs of $3 million.

Revenues from licensing increased 1,194% to $97,081 in 2003 from $7,503 in 2002. Licensing revenues in 2002 related to advance royalties for a licensing agreement for Pretty Pony Club with a publishing company, Toontastic Ltd, for United Kingdom comic book rights. In 2003, the Company generated revenues of $81,777 in advance royalties from a licensing arrangement with Character Options, $8,177 for advance royalties from licensing arrangements for greeting cards with CCA Ltd, and $19,458 in royalties collected on the Toontastic publishing license agreement.

Revenues from the sale of consumer products increased 39.8% from $298,847 in 2002 to $417,914 in 2003. Sales in 2002 were generated from sales of toy related inventory acquired as part of our acquisition of Jusco Toys Ltd. In 2003, the Company commenced its principal consumer products activities, focused primarily on our collector `gift' concept, Countin' Sheep. This product was sold primarily in the United Kingdom and accounted for 56% of our consumer product sales. We expect to build on this initial base by appointing distributors domestically and internationally in 2004. The balance of sales of $181,606 was generated from our license to sell Kewpie Doll products primarily in the United States.

The Company only recently commenced its operations. The Company does not believe that its historical revenues are indicative of any current or future trends or demands, nor of future operating performance. In 2003, the Company was in the early production stages of three entertainment shows, and is expected to remain in the production stages of the shows in 2004. Until the Company has completed production of the shows and is in position to generate revenues from the sales of broadcast rights for the shows, the Company does not have an adequate basis for projecting revenues, nor identifying trends or demands. This applies for all main lines of the Company's business, as the Company's business is expected to be centered around its entertainment products.

COST OF REVENUE
---------------

For the year ended December 31, 2003, cost of revenues was $725,066 as compared to $259,934 in 2002, an increase of 179% The increase in cost of revenues is attributable to an increase in costs associated with the production consumer goods, and the incurrence of entertainment production costs in connection with the production of The Wumblers pilot episode. Cost of revenues as a percentage of revenues decreased to 71% in 2003 as compared to 85% in 2002. This was achieved principally by reducing haulage and storage costs for consumer goods and by introducing an improved sales administration system.

The Company anticipates that its cost of revenue with respect to its entertainment division and its consumer product division will increase significantly in 2004, as the Company enters into the production stages of more television show episodes and increases marketing efforts for the sale of consumer goods. It is anticipated that the cost of revenue for our entertainment products will initially increase in relation with our entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred. Since costs for our entertainment division comprise mostly of non-recurring episode production costs, we expect such coststo decrease as a percentage of revenues as we distribute the shows and generate revenues from more and more markets. It is anticipated that the cost of revenue for our consumer products will increase in direct relation to an increase in revenues.

GROSS PROFIT
------------

Gross profit for the twelve months ended December 31, 2003 was $289,930, or 28.6% of revenues, as compared to $46,416, or 15.2% of revenues, for the same period in 2002.

OPERATING EXPENSES
------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs were $2,614,593 for the year ending December 31, 2003 compared to $1,056,638 for the year ending December 31, 2002. As a percentage of revenues, selling, general and administrative costs decreased to 257% for the year ending December 31, 2003 from 345% for the year ending December 31, 2002. The following table summarizes the costs incurred in 2003.

------------------------------------------- -------------------------------------- -----------------------------------
Operation                                                Expense ($)                        % of Total Cost
------------------------------------------- -------------------------------------- -----------------------------------
Marketing                                                  233,054                                 9%
------------------------------------------- -------------------------------------- -----------------------------------
Employee Compensation                                      523,293                                20%
------------------------------------------- -------------------------------------- -----------------------------------
Occupency Costs                                            93,978                                  4%
------------------------------------------- -------------------------------------- -----------------------------------
Legal and Professional                                    1,150,506                               44%
------------------------------------------- -------------------------------------- -----------------------------------
Cancellation of debt with Jack Kuessous                    286,913                                11%
(Excess of the value of shares issued
over the original debt)
------------------------------------------- -------------------------------------- -----------------------------------
General Cost                                               326,849                                12%
------------------------------------------- -------------------------------------- -----------------------------------
TOTAL                                                     2,614,593
------------------------------------------- -------------------------------------- -----------------------------------

Ordinary business expenses, such as marketing expenses, employee compensation, and other miscellaneous business expenses, with respect to each category, increased in 2003 as we grew our operations and planned for more products in 2003. We believe that such increases were typical and to be expected as we conducted no substantial operations through much of early 2002, and, accordingly a year to year comparison would not be particularly useful. We anticipate that each of these categories will be comparable or increase slightly in 2004. However, if we are able to complete the bulk of our entertainment production projects in 2004, rather than in 2005 as presently projected, we will be in position to actively promote the entertainment shows in 2004, and therefore, we expect our marketing expenses to increase substantially in 2004 by approximately 100% or more.

The significant and noteworthy expenses were principally costs incurred from legal, accounting and other professional services in respect of the reverse merger, financing transactions such as the issuance of convertible debentures, and securities law reporting obligations as a publicly-held company which totaled $1,150,506, and further costs incurred for cancellation of the short term debt with Jack Kuessous was $511,115, aggregating $1,437,419, or 55% of the total costs. Such costs have been a significant factor affecting the business operations at a time when the Company lacks sufficient revenues from operations to finance the production of its entertainment products, and relies upon financing from third parties. We did not incur such expenses in 2002 when we were a privately-held company and did not engage in substantial financing activities. We anticipate that expenses for legal, accounting and other professional services will continue to be a significant factor in 2004, due to our continuing need to raise capital.

DEPRECIATION AND AMORTIZATION. Depreciation for the year ended December 31, 2003 was $14,460 as compared to $3,445 for the same period in 2002. The increase is in direct relationship with the expansion of the Company's capital spending on equipment.

Amortization for year ended December 31, 2003 was $159,370 as compared to $75,429 for the same period in 2002. The increase is in direct relationship with the expansion of the Company's investments in trademarks, website development costs and licensing rights.

NET LOSS
--------

Net loss for the year ended December 31, 2003 was $2,966,547 as compared to $938,903 for the same period in 2002.

Net loss increased from $938,908, or $0.05 loss per share, in 2002 to $2,966,547, or $0.14 loss per share, in 2003. The increase in net loss is significantly attributable to an increase in legal, professional and administrations costs incurred in completing the reverse merger, financing transactions including the issuance of debentures, and costs attendant to securities reporting obligations as a publicly-held company. Legal, accounting and other professional costs of $1,150,506 in 2003 accounted for 44% of the operating expenses. In addition, the interest accrued on the 12 % convertible debentures outstanding in 2003 of $540,274 accounted for a significant percentage of operating expenses, and represented a significant percentage of gross profit before operating expenses. We benefited from foreign interest gains by $217,273 as a result of the strong pound ((pound)) against the US dollar ($).

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS
-----------------

Our revenues have been insufficient to cover our operating expenses. Since inception, we have been dependent on loans from the Company's officers and on private placements of the Company's securities in order to sustain operations.

Management expects to satisfy our liquidity needs on a short-term basis through private placements of the Company's securities, including the issuance of debt. There can be no assurances that the proceeds from private placements or other capital transactions will continue to be available, that revenues will increase to meet our cash needs, that a sufficient amount of our securities can or will be sold, or that any common stock purchase options/warrants will be exercised to fund our operating needs.

We believe that we will need operating capital of approximately $3,000,000 in the next twelve months to maintain our current operations, and operating capital of approximately $7,500,000 in the next twelve to twenty four months to complete our planned entertainment projects already in the pre-production and production stages.

As of December 31, 2003, we had commitments for capital and other expenditures aggregating $6,326,218 included in current and long term liabilities, payable over a maximum 20 year period. Those commitment and the amounts payable in 2004, after giving effect to terms amended in 2004, are summarized in the following table.

------------------------ -------------- ---------------------- -------------------------- ----------------------------
Contractual              Liability      Agreement Terms        Amount payable in 2004     Notes
Obligations              As of 12/31
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Short term loan -        $266,835       20% interest per       $266,835, plus interest    We intend to repay the
CK Supermarkets                         annum, secured by                                 loan in 2004 by selling
                                        certain inventory                                 inventory.
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Accounts Payable -       $1,209,339     Various (composed      $1,209,339                 All current liabilities
Various                                 significantly of                                  are within the contract
                                        various ordinary                                  terms and will be paid in
                                        business expenses,                                accordance with the
                                        as well as legal,                                 contract terms.
                                        accounting, and
                                        other professional
                                        fees).
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Stock holders'           $916,634       No pre-set payment     $0                         In 2004, we entered into a
advances account -                      terms.                                            promissory note, payable
Shorrocks                                                                                 in installments.  First
                                                                                          payment due on 1/2005 and
                                                                                          to be repaid in full not
                                                                                          later than 2008.
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Short Term License -     $380,000       Varying royalty        $380,000                   Payment terms currently
Morrison Entertainment                  terms - 30-60%.                                   being renegotiated.
                                        Guarantee of
                                        $500,000.
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Short Term License -     $71,429        10% royalty payable    $71,429                    Pay royalties from sales
Jesco Imports                           - guarantee $100,000                              achieved.
                                        over five years.
------------------------ -------------- ---------------------- -------------------------- ----------------------------

------------------------ -------------- ---------------------- -------------------------- ----------------------------
Debentures- various      $838,279       Discount and           $0                         In 1/2004, securities were
debenture holders                       interest on the                                   repurchased by the Company.
                                        debenture
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Other - including Tax    $1,315,693                            $1,315,693
& Social security and
accruals
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Long Term License -      $1,078,009     10% royalty payable    $62,500                    Pay from royalties from
Shorrocks                               quarterly in                                      licenses to third parties
                                        perpetuity. Guarantee                             over the term of the
                                        of  $1,000,000, with                              contract.
                                        no established payment
                                        term.Company




------------------------ -------------- ---------------------- -------------------------- ----------------------------
Laura Wellington         $250,000       No pre-set payment     $0                         In 2004, negotiated terms
Short Term Borrowings                   terms.                                            of exchange of debt for
                                                                                          500,000 shares of common
                                                                                          stock.
------------------------ -------------- ---------------------- -------------------------- ----------------------------

TOTAL                    $6,326,218                            $3,305,796
------------------------ -------------- ---------------------- -------------------------- ----------------------------

You will note that $1,994,643, or 32% of the total, is committed to the principals of the company in promissory notes or long-term licenses and a further 13% is committed to the debenture agreements.

In addition to the commitments set forth in the table above, we will need to raise substantial capital to finance the production of our entertainment projects:

o Monster In My Pocket. Approximately $5 million in the next twelve months to produce 26 episodes of the program.

o The Wumblers. Approximately $2,500,000 in the next twelve months to develop this project.

We anticipate meeting our short-term and long-term liquidity needs through the internal cash flows generated by ongoing sales growth from projects, such as our current entertainment projects, Monster In My Pocket and The Wumblers, which are scheduled for production in 2004. However, our gross profit in 2003 represented only 5% of our commitments as of December 31, 2003. Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.

SOURCES AND USES OF CASH
------------------------

For the twelve months ended December 31, 2003, the Company had a net operating loss of $2,498,493, and an overall net loss of $2,966,547. We experienced positive cash flow for the year ended December 31, 2003, primarily due to cash received from financing activities. At December 31, 2003, the Company had $152,339 in cash and had a working capital deficit of $659,894.

In 2003, the Company did not use or depreciate the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to an enquiry from the Hong Kong Inland Revenue Department. The enquiry concerned the non-submission of certain tax computations to ascertain taxes payable by the prior owners of Jusco Toys. This was unknown to Peak until after we acquired Jusco Toys from the administrators of Just Group Plc. This enquiry has been determined in March 2004 at a cost to the Company of $9,235, and the Company now can utilize the moulds and tooling and depreciate the equipment.

         SOURCES AND USES OF CASH FROM OPERATING ACTIVITIES
         --------------------------------------------------

Cash flows from operating activities resulted in negative cash flows of $659,894, due primarily from a significant increase in accounts payable of $1,669,647. The negative cash flow was offset by an increase in current assets of $434,445, and by a decrease in accounts receivable of $35,351 and a decrease in inventory of $26,982. The increase in other current assets is due in large part to cost of inventory. The increase in accounts payable is primarily due to significant legal, accounting and other professional fees that we have not yet paid. We expect to continue to experience an increase in accounts payable in 2004 until we are in position to sell our entertainment products.

It is necessary for us to obtain additional capital from outside sources to allow us to move forward with our operations and proposed new products. We believe that our future growth is dependent on the degree of success of current operations in generating revenues, the ability to resolve our obligations under the contractual terms of our existing obligations, and the ability to obtain additional funding for our operations. We need additional funds for development of animation for our products, the sale of which, in turn, it is anticipated, could produce cash inflows from licensing opportunities.

Management expects to satisfy our liquidity needs on a short-term basis through the continuing support of the directors, outside financings, and the subsequent expected sales growth from our various company activities. We anticipate meeting our long-term liquidity needs through the internal cash flows generated by ongoing sales growth from projects such as our current entertainment project Monster In My Pocket. Furthermore, we will attempt to limit our long-term liquidity needs through the continuance of cost control measures applied to our operations.

         SOURCES AND USES OF CASH FROM INVESTING ACTIVITIES
         --------------------------------------------------

Cash flows from investing activities resulted in negative cash flows of $109,001 in 2003, a significant decrease from cash flows of $531,026 in 2002. In the twelve months ending December 31, 2003, cash applied to investing activities consisted of $63,676 toward plant and equipment, and $47,132 toward purchase of intangibles in the form of license agreements for intellectual property rights. The acquisitions in 2003 were for minor licenses and intellectual property rights.

In 2003, our focus was on production rather than investment in new product licenses from third parties, and our focus in 2004 will continue to be the same. We do not expect to expend significant resources in investing activities in 2004.

Cash used in investing activities was significantly larger in 2002, because we were still in our start-up stages through much of 2002. In 2002, we used significant cash to acquire assets essential for the Company's start-up business stage. Cash applied to investing activities for the twelve months ended December 31, 2002 consisted of capital purchases of plant and equipment of $45,801, purchase of intangibles in the form of license agreements for intellectual property rights amounting to $283,834, and the acquisition of Jusco Toys Ltd and Wembley Sportmaster Ltd for $201,391.

Cash for our initial start-up expenses was obtained primarily from advances from two of our directors, Wilf and Paula Shorrocks.

         SOURCES AND USES OF CASH FROM FINANCING ACTIVITIES
         --------------------------------------------------

Cash flows from financing activities resulted in positive cash flows of $952,351 in 2003, which is comparable to cash flows from financing activities in 2002.

Whereas, in 2002, the primary source of funds were loans from the Company's officers, in 2003, the Company relied upon capital raised from the sale of convertible debentures to fund its operations. In 2004, the Company intends to continue to rely upon capital raised from third party investors in private placements to fund the Company's operations, as well as any entertainment production financing partners it can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

SHORT TERM BORROWINGS. We had net cash provided from short term financing agreements for the twelve months ended December 31, 2002 totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory. At December 31, 2003, the balance was $332,786. The debt was originally due on January 10, 2003. It is envisaged that the loan will be repaid in 2004 from revenues from the sale of inventory.

STOCKHOLDER ADVANCES. From time to time, Mr. and Mrs. Shorrocks loaned money to the Company to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through December 31, 2002, the Shorrocks loaned to Peak Entertainment an aggregate of $972,386, and we repaid $78,193 to the Shorrocks in 2002 and $71,206 in 2003. As of December 31, 2003, the Shorrocks are owed $916,634. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

ISSUANCE OF CONVERTIBLE DEBENTURES AND REPURCHASE OF 2002 AND 2003 CONVERTIBLE DEBENTURES. In April 2003, immediately following the sale of the Company's predecessor telecommunications business to Palladium Consulting Group, we had outstanding convertible debentures in the principal amount of $208,500 and warrants to buy 645,000 shares of common stock. These securities had been sold by the Company's predecessor business in February 2002 and we retained these liabilities following the sale of the Company's former telecommunications business.

On April 22, 2003, following the acquisition of Peak Entertainment Ltd., we sold to the same investors of the outstanding convertible debentures additional convertible debentures in the principal amount of $785,000 and warrants to buy 1,570,000 shares of our common stock.

We sold the debentures in April 2003 to raise operating capital and used the proceeds for the payment of licensing commitments and general working capital.

The conversion terms of the debentures provided that the debentures could be converted into shares of our common stock at the lower of $1.00 or a 50% discount to the trading price of the common stock. Accordingly, the conversion price was continuously adjustable, with no minimum or floor conversion price set. Therefore, our obligation to issue shares upon conversion of debentures was essentially limitless.

These debentures represented a large amount of debt relative to our identifiable liquid assets. As of January 1, 2004, we had an aggregate of approximately $1,000,000 in 12% convertible debentures outstanding, with outstanding interest payable of approximately $629,779.

In the months after April 2003 through December 2003, we had very little success in raising capital from third parties to fund our operations. This inability was due, in part, to the conversion terms of the outstanding debentures. Potential financiers were unwilling to commit capital to us because of the conversion terms of the outstanding debentures, since the debenture holders could convert their debentures into a significant and potentially limitless number of our shares at a significant discount to the market price of our common stock. In order to raise capital, we needed to seek an amendment of the conversion terms of the debentures or repurchase the debentures.

On January 5, 2004, we completed a transaction with former debenture holders in which we repurchased from the former debenture holders an aggregate of $1,000,000 principal amount of 12% convertible debentures and 2,215,000 common stock purchase warrants, which represented all of the securities that they purchased pursuant to Securities Purchase Agreements dated as of February 28, 2002 and April 22, 2003. We paid the former debenture holders $1,000,000 in cash and 1,000,000 shares of our unregistered common stock for the repurchase of the securities. The $1,000,000 payment to the former debenture holders consisted of $500,000 in cash, and $500,000 by promissory notes, which was paid in full on March 22, 2004. In order to make such payment, we used $250,000 that we had in operating capital, and $750,000 that we raised through the sale of securities. In the period from February 5, 2005 to March 5, 2005, the former debenture holders have the right to make us buy from them all of the 1,000,000 shares of common stock issued to them on January 5, 2004, at the price of $.75 per share. The put right only applies if the former debenture holders wish to make us buy all 1,000,000 shares that they still own at that time, less any amounts they may have previously sold or transferred. The put right is not transferable. We also paid for $10,000 of the former debenture holders' fees and expenses in connection with the transaction.

Although we repurchased the 12% debentures in January 2004, we have current liabilities related to the repurchased debentures reported on our December 31, 2003 balance sheet of $838,279. Because we financed the repurchase primarily through the sale of new 8% convertible debentures due January 2007, we may need approximately $1,860,000 to pay off the debentures and accrued interest in January 2007 if none of the debentures are converted into the Company's common stock, however, we believe that the holders of the debentures are likely to convert the debentures, including accrued interest, into shares of common stock prior to maturity of the 8% debentures in 2007. The first interest payment on the 8% convertible debentures is not due until January 2005, and if the interest amount is not converted into cash, we believe that we may, at that time, have the cash from our operating revenues to make payment.

SALES OF SECURITIES IN 2004

On January 5, 2004, we sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchases warrants. The purchase price totaled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes. The promissory notes are due within three business days of the effectiveness of a registration statement registering the resale of the shares underlying the debentures and warrants. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 7 of each year, commencing with January 7, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause us to issue common stock in exchange for interest. The warrants are exercisable at a price of $0.50 per share. After the tenth consecutive business day in which our common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. The $1,500,000 convertible debentures due January 5, 2007 are protected by security interests in substantially all of our collateral. We will need the approval of the debenture holders in order to grant security interest rights to third parties that are senior to or on par with these debentures. We used $750,000 of the proceeds for the retirement of previously issued 12% debentures discussed above.

On January 29, 2004, we entered into a Securities Purchase Agreement with Shai Stern. Pursuant to the agreement, we sold $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The purchase price was $50,000. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 29 of each year, commencing with January 29, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause us to issue common stock in exchange for interest. We used the proceeds for working capital purposes.

On March 10, 2004, the Company entered into Securities Purchase Agreements with eleven accredited investors. Pursuant to the agreements, the Company sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for the total purchase price of $500,000. Legend Merchant Group, Inc. acted as the placement agent for these transactions. All of the purchasers were preexisting customers of Legend Merchant Group. We paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. We agreed to seek registration of the resale of the shares of common stock and the shares underlying the warrants in the amendment to our registration statement initially filed in February 2004. If that registration statement becomes effective, but does not include the investors' shares, the investors can demand that we file a separate registration statement seeking registration of the investors' securities. We will have ten days to file such a registration statement, and we will need to pay a $2,500 per day penalty for late filing of such registration statement. In the event that the registration statement is not declared effective within the later of 120 days from March 10, 2004 or thirty days after receipt of a last comment letter from the S.E.C., we will be required to issue, as a penalty, approximately 100,000 shares of common stock for each subsequent month period in which the registration statement has not been declared effective. We used the proceeds from the sale of securities for working capital purposes.

CASH MANAGEMENT

The Company will use its cash to meet certain expenses necessary to operate, such as payment of employee salaries, taxes, and ordinary business expenses such as office rent. The Company will also use cash to make payments on short term borrowings, contractually obligated payments on license arrangements and other accounts payable, although the Company will seek to renegotiate the timing and payment schedule of certain license arrangements.

After paying for ordinary expenses, to the extent that the Company has available cash, including cash received from financing arrangements, significantly all of its cash will be applied to the production of the television episodes. We have been in negotiations with co-production partners for all of our television episodes. The total cost of each show will be formalized by way of a cashflow budget, payable over a period of 12 to 36 months. This will be monitored in detail. It will be a requirement of any of our partners to supply us with an actual budget statement on a monthly basis compared to the agreed budget. It is imperative that the Company does not increase the budget by significant amounts and that it tries to keep within the budget as much as it can. We have implemented tight procedures to ensure that the cash management has sufficient controls.

PLAN OF OPERATIONS TO ADDRESS GOING CONCERN
-------------------------------------------

In their reports dated April 22, 2004, our independent auditors stated that our financial statements for the years ended December 31, 2002 and 2003 were prepared assuming that we would continue as a going concern. Our ability to continue, as a going concern is an issue raised as a result of historical losses from operations, cash flow deficits and a net capital deficiency. As a result of the foregoing, the auditors have expressed substantial doubt about our ability to continue as a going concern.

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans from various financial institutions where possible. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The primary issues management will focus on in the immediate future to address this matter include:

      o seeking institutional investors for equity investments in the Company;

      o initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis;

      o focusing on, and continue to expand revenues, through our sales of consumer products, rather than on our projects in development by our entertainment division;

      o     renegotiate payments terms of existing contractual obligations;

      o issue securities of the Company in lieu of cash for certain services performed for the Company; and

      o consider third-party licensing of the products in our entertainment division.

To address these issues, in 2004, the Company has entered into agreements with two investment banking companies to assist the Company in raising capital. However, it appears that potential financiers are reluctant to invest until after the registration statement that we submitted in February 2004 is effective, and any delays in the Company attaining effectiveness of the registration statement will increase our legal and accounting professional fees and will delay receipt of potential financing that we need to fund our entertainment projects, which, in turn, will distract management from furthering its business projects as management will be required to focus on seeking operating capital.

Additionally, the Company has discussed renegotiation of payments terms of certain existing contractual obligations.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies are described in the notes to the consolidated financial statements included in this document for the fiscal year ended December 31, 2003.

Certain significant accounting policies and estimates inherent in the preparation of our financial statements include policies and estimates with regards to revenue recognition, capitalization of film and television costs, and currency.

(1)   Revenue Recognition.
      --------------------

Revenues from the production of television entertainment is recognized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film". Under this guidance, the Company recognizes revenue from the sale of television entertainment when all of the following conditions are met:

      (a) persuasive evidence of a sale or licensing arrangement with a customer exists,

      (b) the television episode is complete and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery,


      (c) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale, and


      (d)   the arrangement fee is fixed or determinable.

While this accounting treatment has not been material in our past operations, from time to time, we expect to receive funds in advance to produce television show episodes, the production of which could take from one to three years. Advances received will not be recorded as revenues until the revenue recognition conditions are met.

Revenue from character licensing arrangements is recognized over the life of the agreement. Revenue from the sale of character related consumer products is recognized at the time of shipment when title of the products passes to the customer. Amounts received in advance are recorded as unearned revenue until the earnings process is complete.

(2)   Film and Television Costs.
      --------------------------

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

(3)   Functional currency and treatment of foreign currency translation.
      ------------------------------------------------------------------

Due to the majority of our operations being based in the United Kingdom, the British Pound has been selected as our functional currency.

Transactions denominated in foreign currencies are translated at the year-end rate with any differences recorded as foreign currency transaction gains and losses and are included in the determination of net income or loss. The Company has translated the financial statements into US Dollars. Accordingly, assets and liabilities are translated using the exchange rate in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a separate component of stockholders' equity (deficit).

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," SFAS No 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No 149 amends SFAS No. 133 for decisions made by the FASB's Derivatives Implementation Group other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of SFAS 149 did not have material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities FIN 46, As revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46, as revised, did not have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure". This statements amends SFAS No 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensations. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this standard.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

PEAK ENTERTAINMENT HOLDINGS, INC

Consolidated Financial Statements

For the years ended December 31, 2002
and December 31, 2003

PEAK ENTERTAINMENT HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

CONTENTS

PAGE:

F-1      Independent auditors' report

F-2      Consolidated balance sheets

F-3      Consolidated statements of operations

F-4      Consolidated statements of comprehensive loss

F-5      Consolidated statements of changes in stockholders' equity (deficit)

F-6      Consolidated statements of cash flows

F-7      Notes to Consolidated financial statements

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF PEAK ENTERTAINMENT HOLDINGS, INC

We have audited the accompanying consolidated balance sheets of Peak Entertainment Holdings, Inc as of December 31, 2002 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peak Entertainment Holdings, Inc as of December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, cash flow deficits and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOODBAND VINER TAYLOR
SHEFFIELD, ENGLAND
APRIL 22, 2004

PEAK ENTERTAINMENT HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

                                                           December 31
                                                           -----------

Assets                                                 2002           2003
------                                              -----------    -----------

Current Assets
--------------

Cash and cash equivalents                           $     9,870    $   152,339
Accounts receivable                                      63,341         34,620
Inventories                                             238,058        236,007
Other current assets                                       --          588,439
                                                    -----------    -----------
Total current assets                                $   311,269    $ 1,011,405

Deferred professional fees                                   --        335,833
Plant and equipment, net                                136,538        198,245
Intangible assets, net of amortization                1,984,159      2,079,716
                                                    -----------    -----------
                                                    $ 2,431,966    $ 3,625,199
                                                    ===========    ===========

Liabilities and Stockholders' Equity/(Deficit)
----------------------------------------------

Current Liabilities
-------------------

Short term borrowings                               $   264,600    $   582,786
Advances from factor                                         --          1,437
Accounts payable                                        578,835      1,209,339
Stockholders' advances account                          894,193        916,634
License fees payable                                    300,000        457,715
Other accrued liabilities                               233,316      1,325,524
                                                    -----------    -----------
Total current liabilities                           $ 2,270,944    $ 4,493,435

Long Term Liabilities
---------------------

License fees payable                                  1,200,000      1,078,009
Convertible debentures                                     --          754,774
                                                    -----------    -----------
Total long term liabilities                         $ 1,200,000    $ 1,832,783

Stockholders' Equity (deficit)
------------------------------

Common stock, par value $0.001 -
900,000,000 shares authorized, 19,071,684 and
21,774,212 shares issued and outstanding            $    19,075    $    21,777
Additional paid in capital                              (19,072)     1,650,841
Retained earnings (deficit)                            (967,451)    (3,933,998)
Accumulated comprehensive income/(loss)                 (71,530)      (439,639)
                                                    -----------    -----------
Total stockholders' equity (deficit)                 (1,038,978)    (2,701,019)
                                                    -----------    -----------
                                                    $ 2,431,966    $ 3,625,199
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year ended            Year ended
                                         December 31, 2002     December 31, 2003
                                         -----------------     -----------------

Revenue
  Character related consumer products       $   298,847          $   417,914
  Character licensing arrangements                7,503               97,082
  Film and television licensing
    arrangements                                     --              500,000
                                            -----------          -----------
Net revenue                                     306,350            1,014,996

Cost of Revenue
   Cost of goods sold                           259,934              725,066
                                            -----------          -----------
Total cost of revenue                           259,934              725,066

Gross profit                                     46,416              289,930

Operating expenses
   Selling, general and administrative        1,056,638            2,614,593
   Depreciation and amortization                 78,660              173,830
                                            -----------          -----------
Total operating expenses                      1,135,298            2,788,423
                                            -----------          -----------

Loss from operations                         (1,088,882)          (2,498,493)

Foreign exchange - gain                         168,545              217,273

Interest expense                                (18,571)            (685,327)
                                            -----------          -----------
Net loss                                    $  (938,908)         $(2,966,547)
                                            ===========          ===========


Basic and diluted net loss per share        $      0.05          $      0.14

Weighted average common shares outstanding   19,071,684           20,562,980
                                            ===========          ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                            Year ended             Year ended
                                         December 31, 2002     December 31, 2003
                                         -----------------     -----------------

Net loss                                   $  (938,908)          $(2,966,547)

Cumulative translation adjustment              (71,530)             (368,109)
                                           -----------           -----------
Comprehensive loss                         $(1,010,438)          $(3,334,656)
                                           ===========           ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             Accumulated
                                                                Additional    Retained       Other
                                                      Common    paid          Earnings       comprehensive
                                           Shares     stock     in capital    deficit        income/(loss)     Total
                                         ----------   -------   ----------    -----------    -----------    -----------
Balance, December 31, 2001               19,071,684    19,075      (19,072)       (28,543)          --          (28,540)

Net loss                                       --        --           --         (938,908)          --         (938,908)
Cumulative translation adjustment              --        --           --             --          (71,530)       (71,530)
                                         ----------   -------   ----------    -----------    -----------    -----------
Balance, December 31, 2002               19,071,684   $19,075   $  (19,072)   $  (967,451)   $   (71,530)   $(1,038,978)
                                         ==========   =======   ==========    ===========    ===========    ===========

Recapitalisation in connection
   with the acquisition of
   Palladium Communications               2,119,195     2,119     (210,619)          --             --         (208,500)
Issuance of convertible debentures             --        --        785,000           --             --          785,000
Issuance of warrants in exchange
  for future consulting services               --        --        684,120           --             --          684,120
Issuance of common stock and warrants
  in exchange for cancellation of
  short-term debt                           583,333       583      411,412           --             --          411,995
Net loss                                       --        --           --       (2,966,547)          --       (2,966,547)
Cumulative translation adjustment              --        --           --             --         (368,109)      (368,109)
                                         ----------   -------   ----------    -----------    -----------    -----------
Balance, December 31, 2003               21,774,212   $21,777   $1,650,841    $(3,933,998)   $  (439,639)   $(2,701,019)
                                         ==========   =======   ==========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year ended        Year ended
                                               December 31, 2002  December 31, 2003
                                               -----------------  -----------------
Cash flows from operating activities:

Net loss                                          $  (938,908)     $(2,966,547)

Adjustments to reconcile net loss to
net cash used in operating activities:

Depreciation                                            3,445           14,460
Amortization of intangible assets                      75,429          159,370
Foreign exchange gain                                (168,545)        (217,273)
Amortization of discount on debentures                   --            546,274
Non-cash common stock expenses                           --            506,287

Changes in working capital:

Accounts receivable                                   (63,341)          35,351
Inventories                                          (238,058)          26,982
Other current assets                                      428         (434,445)
Accounts payable and other accrued liabilities        804,626        1,669,647
                                                  -----------      -----------
Net cash used in operating activities                (524,924)        (659,894)
                                                  ===========      ===========

Cash flows from investing activities:

Purchase of plant and equipment                       (45,801)         (63,676)
Acquisitions (net of cash acquired)                  (201,391)            --
Purchase of intangibles                              (283,834)         (47,132)
Proceeds from sale of plant and equipment                --              1,807
                                                  -----------      -----------
Net cash used in investing activities                (531,026)        (109,001)
                                                  ===========      ===========

Cash flows from financing activities:

Short term borrowings, net                            264,600          237,120
Stockholders advances account                         870,048          (71,206)
Advances from factor                                     --              1,437
Convertible debentures                                   --            785,000
                                                  -----------      -----------
Net cash provided from financing activities         1,134,648          952,351
                                                  ===========      ===========

Cumulative translation adjustment                     (68,828)         (40,987)
                                                  ===========      ===========

Increase in cash and cash equivalents                   9,870          142,469
Cash and cash equivalents, beginning of year             --              9,870
                                                  -----------      -----------
Cash and cash equivalents, end of year            $     9,870      $   152,339
                                                  ===========      ===========

Supplemental disclosure of cash flow information

Interest paid                                     $        69      $    24,533
                                                  ===========      ===========

Disclosure of non-cash investing and financing activities:

Purchase of licenses through issuance
  of long term liabilities                        $ 1,500,000      $    17,785
                                                  ===========      ===========
Reverse acquisition                                      --            208,500
                                                  ===========      ===========
Issuance of stock for debt                               --            332,500
                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003


1     DESCRIPTION OF BUSINESS AND FUTURE PROSPECTS

      Peak Entertainment Holdings, Inc ("the Company"), formerly Peak Entertainment Limited was formed on November 20, 2001 and is an integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc to take a property from concept to consumer in-house, controlling and coordinating broadcast, promotions and product launches (toys, apparel, video games, etc.). The company operates in one business segment, media.

      The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As explained below, the Company has sustained recurring operating losses, cash flow deficits and has a net capital deficiency as of December 31, 2003. On April 22, 2003, the Company completed a reverse acquisition with a public shell and has become a public company with access to the US capital markets. Immediately following the reverse acquisition, the Company entered into an agreement for the issuance of up to $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the company's common stock.

      The Company has developed a business plan to increase revenue by capitalizing on its integrated media products. However, the Company must obtain funds from outside sources in fiscal 2004 to provide needed liquidity and successfully implement its business plan. Presently, the Company has no firm commitments from outside sources to provide these funds. These factors raise substantial doubt about the Company's ability to continue in existence. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty. While the Company is optimistic that it can execute its business plan, there can be no assurance that;

      A increased sales necessary to obtain profitability will materialize, and

      B the Company will be able to raise sufficient cash to fund the additional working capital requirements.

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   Principals of Consolidation and Combination

            The accompanying consolidated financial statements include the accounts of Peak Entertainment Limited, Peak Entertainment Holdings, LLC, Jusco Toys Ltd, Jusco UK Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd after elimination of inter-company transactions and balances. Peak Entertainment Limited, Peak Entertainment Holdings, LLC, Jusco Toys Ltd, Jusco UK Ltd, Cameo Collectables Ltd and Wembley Sportsmaster Ltd are wholly-owned subsidiaries of Peak Entertainment Holdings, Inc.

            Cameo Collectables Ltd was formed on August 20, 2002 and was owned by Wilfred and Paula Shorrocks until February 7, 2003 when Peak Entertainment Holdings Inc acquired the whole of the share capital of Cameo Collectables Ltd.

            Prior to February 7, 2003 the financial statements of Cameo Collectable Ltd were combined with Peak Entertainments Holdings, Inc as both entities were under common control.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (B)   Basis of Preparation

            The financial statements have been prepared on a going concern basis, the validity of which depends upon future funding being available. The validity of the going concern concept is also dependent upon the continued support of the directors.

            Should such support be withdrawn and funding not made available, the company may be unable to as a going concern. Adjustments would have to be made to reduce the value of assets to their recoverable amount to provide for any further liabilities which might arise and to reclassify fixed assets as current assets.

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

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003


2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Web Site Development Costs

            In March 2000, EITF No. 00-02, Accounting for Website Development Costs, was issued which addresses how an entity should account for costs incurred related to website development. EITF 00-02 distinguishes between those costs incurred during the development, application and infrastructure development stage and those costs incurred during the operating stage. The Company expenses all costs incurred during the development and operating stages. The Company evaluates costs incurred during the applications and infrastructure development stage using the guidance in Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

      (F)   Plant and equipment

            Plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on plant and equipment over their expected useful lives as follows:

            Fixtures & fittings                     -        10 years
            Moulds and tooling                      -         5 years
            Computer equipment & software           -         4 years

            Costs associated with the repair and maintenance of plant and equipment are expensed as incurred.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003


2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      (I)   Cash Equivalents

            For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company maintains bank accounts in the United States of America, United Kingdom and Hong Kong. The balances held in these accounts are $64,187, (pound)50,244, and HK $1,998 respectively.

      (J)   Inventories

            Inventory is valued at the lower of cost or market, with cost being determined on the first-in, first-out basis. The Company reviews the book value of slow-moving items, discounted product lines and individual products to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company establishes a reserve for the amount required to value the inventory at the market value. It the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company adjusts its reserve accordingly. Inventory is comprised entirely of finished goods.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (K)   Advertising costs

            Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $3,827 and $46,286 for the years ended December 31, 2002 and December 31, 2003, respectively.

      (L)   Foreign currencies

            The Company uses the British Pound as its functional currency. Transactions denominated in foreign currencies are translated at the year-end rate with any differences recorded as foreign currency transaction gains and losses and are included in the determination of net income or loss. The Company has translated the financial statements into US Dollars. Accordingly, assets and liabilities are translated using the exchange rate in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a separate component of stockholders' equity (deficit).

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

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

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

            For the purposes of calculating earnings per share, the Company has retroactively restated its outstanding common stock based upon the stock split declared on April 22, 2003.

            Basic and diluted earnings per share are the same during 2002 and 2003 as the impact of dilutive securities is antidilutive. There are 3,355,000 warrants to purchase shares of the Company's common stock outstanding as of December 31, 2003.

      (P)   Warrants

            The Company issues warrants to purchase shares of its common stock in exchange for services and in combination with the sale of convertible debentures. The Company accounts for warrants issued in exchange for services in accordance with EITF 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The Company records expense based on the fair value of the equity instruments. The Company measures the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete.

            The Company accounts for warrants issued in combination with convertible debentures in accordance with the provisions of EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments". Under the provisions of EITF 00-27, the Company allocates the total proceeds received between the convertible debentures and the warrants based on their relative fair value at the date of issuance.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (Q)   Recent Accounting Pronouncements

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," SFAS No 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No 149 amends SFAS No. 133 for decisions made by the FASB's Derivatives Implementation Group other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of SFAS 149 did not have material effect on the Company's financial position or results of operations.

            In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities FIN 46, As revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46, as revised, did not have a material effect on the Company's financial position or results of operations.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003


2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (Q)   Recent Accounting Pronouncements (continued)

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure". This statements amends SFAS No 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensations. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this standard.

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

3     ACQUISITION

      On April 19, 2002, the Company acquired the assets of Jusco Toys Ltd for $111,993 from the administrators of Just Group plc, in order to obtain the tooling and moulds owned by Jusco Toys Ltd. Jusco Toys Ltd is registered in Hong Kong.

      The acquisition of Jusco Toys Ltd has been accounted for in accordance with SFAS 141. The cost of the acquisition was allocated to the assets acquired based on estimates of their respective fair values at the date of acquisition.

      The following summarises the final purchase price allocation of the assets acquired at the date of acquisition.

      Cash                                                             $  17,811
      Moulds and toolings                                                 91,980
      Fixtures and fittings                                                2,202
                                                                       ---------
      Cash purchase price                                              $ 111,993
                                                                       =========

      The Company's combined results of operations have incorporated Jusco Toys Ltd's activity on a combined basis from April 19, 2002, the date of acquisition.

      On April 19, 2002 the Company acquired the assets of Wembley Sportsmaster Ltd for $107,209 from the administrators of Just Group plc in order to obtain the trademarks owned by Wembley Sportsmaster Ltd.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003


3     ACQUISITION (CONTINUED)

      The acquisition of Wembley Sportsmaster Ltd has been accounted for in accordance with SFAS 141. The cost of the acquisition was allocated to the assets acquired based on estimates of their respective fair values at the date of acquisition.

      The following summarises the final purchase price allocation of the assets acquired at the date of acquisition.

      Trademarks                                                        $107,209
                                                                        --------
      Cash purchase price                                               $107,209
                                                                        ========

      The Company's combined results of operations have incorporated Wembley Sportsmaster Ltd activity on a combined basis form April 19, 2002, the date of acquisition.

4     PLANT AND EQUIPMENT

      Plant and equipment comprise the following:

                                                             2002          2003

      Fixtures and fittings                                $ 25,380     $135,966
      Moulds and tooling                                     95,654      105,674
      Computer equipment & software                          18,949       41,405
                                                            -------      -------
                                                            139,983      283,045
      Accumulated depreciation                                3,445       84,800
                                                            -------      -------
                                                            136,538      198,245
                                                            =======      =======

      The Company is not currently using or depreciating the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to an enquiry from the Hong Kong Inland Revenue Department. These moulds and tooling will be utilized once the enquiry has been settled and management believes that no impairment has occurred. This enquiry has been determined in March 2004 at a cost to the Company of $9,235. The Company can now utilize the moulds and tooling. The Company owns other moulds and tooling included above that has a cost of $13,670, which it is currently using and hence depreciating.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

5     INTANGIBLE ASSETS

      Intangible assets comprise the following at December 31, 2002.

                                                   Accumulated
                                       Cost        amortization      Total

      Licences                      $1,780,607     $   69,511     $1,711,096
      Trademarks                       114,182          2,946        111,236
      Film and television costs        111,316             --        111,316
      Website costs                     53,483          2,972         50,511
                                    ----------     ----------     ----------
                                    $2,059,588     $   75,429     $1,984,159
                                    ==========     ==========     ==========

      Intangible assets comprise the following at December 31, 2003.

                                                   Accumulated
                                       Cost        amortization      Total

      Licences                      $1,984,870     $  213,982     $1,770,888
      Trademarks                       126,138          4,025        122,113
      Film and television costs        170,338             --        170,338
      Website costs                     23,014          6,637         16,377
                                    ----------     ----------     ----------
                                    $2,304,360     $  224,644     $2,079,716
                                    ==========     ==========     ==========

      As of December 31, 2003, the estimated aggregate amortization expense, based on current levels of intangible assets for the succeeding five years is as follows:

                                          $

      December 31, 2004               157,484
      December 31, 2005               185,425
      December 31, 2006               149,143
      December 31, 2007               141,473
      December 31, 2008               141,473

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

6     INCOME TAXES

      The components of the deferred tax balances at December 31, 2002 and 2003 are as follows.

                                                               2002            2003
      Deferred tax assets - non - current
      Loss carry forwards                                    $ 263,208      $ 728,959
                                                             ---------      ---------
      Total deferred tax assets                                263,208        728,959
                                                             ---------      ---------
      Deferred tax liabilities - current
      Depreciation and amortization not currently
       deductible for tax purposes                              23,014         19,401
                                                             ---------      ---------
      Total deferred tax liabilities                            23,014         19,401
                                                             ---------      ---------
      Net deferred tax asset  before valuation allowance       240,194        709,558
      Valuation allowance                                     (240,194)      (709,558)
                                                             ---------      ---------
      Net deferred tax asset                                 $      --      $      --
                                                             =========      =========

      The Company's effective tax rate of 0% differs from the statutory rate of 30% due to the fact that the Company, at this point in time, considers it more likely than not that the deferred tax asset related to net operating loss carryforwards will not be recognized. Accordingly, deferred tax assets at December 31, 2002 and 2003 have been reduced by a valuation allowance relating to the tax benefits attributable to net operating losses. Operating losses can be carried forward indefinitely in the United Kingdom. At December 31, 2003 the net operating loss carry forwards total $2,429,862.

      It has been assumed that any losses will be utilised against the first available profits at a tax rate of 30% but a tax rate of 19% may be used, if the small Company rate of tax is utilised.

7     SHORT TERM BORROWINGS

      On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was originally due on January 10, 2003. The debt has not been repaid and is due upon demand. Accordingly, the debt and all accrued interest totalling $332,786 is included in short term borrowings. The debt is collateralized by certain inventory of the company's subsidiary, Jusco UK Ltd.

      In November 2003, the company borrowed $250,000 from an individual lender. There are no terms for repayment and no interest has been charged to the company during the year. The company intends to convert this debt into shares of common stock during 2004.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

8     ADVANCES FROM FACTOR

      On January 13, 2003 the Company entered into an invoice factoring agreement with IFT London Ltd ("IFT"). Under the agreement, the Company specifically identifies receivables that it wants to receive advances on and submits them to IFT. Once IFT approves the receivables that are submitted, the Company receives 70% of the invoice amount. Customers are then instructed to pay IFT directly. When the customer pays the entire outstanding balance to IFT, the Company receives the remaining 30% of the invoice amount, less a financing charge equal to 8% of the total invoice amount. The Company no longer factors receivables through this agreement.

      On October 2, 2003 Cameo Collectables Limited entered into an invoice factoring agreement with Arbuthnot Commercial Finance Ltd ("ACF"). Under the agreement, the Company identifies receivables that it wants to factor and submits them to ACF. Once ACF approves the receivables that are submitted it purchases the receivables with recourse and invoices the customers direct. ACF pays 100% of the invoice amount to a current account on the collection date. Customers pay ACF directly.

      ACF's financing charge of 1.75% of the total invoice amount is debited to the current account. The Company is entitled to withdraw any credit balance on the current account representing cleared funds.

      The Company accounts for this arrangement in accordance with Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement any invoice not paid 6 months after the date on which it was due to be paid can be re-sold back to the Company. Accordingly, the Company records the advances received as a liability until the customer invoice is paid in full. In addition, the Company recognizes the interest charge in full at the time the initial advance is received. The assets of Cameo Collectables Limited are pledged as security to Arbuthnot Commercial Finance Limited.

9     CONVERTIBLE DEBENTURE

      Convertible debentures are comprised of the following as at December 31, 2003:


                                                                    $
      12% convertible debentures issued in April 2003                   785,000
      Unamortized debt discount                                        (238,726)
                                                                    ------------
                                                                         546,274
      Assumption of debentures on reverse acquisition of Palladium       208,500
                                                                    ------------
      Balance at December 31, 2003                                       754,774
                                                                    ============

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

10    COMMITMENTS

      The Company leases buildings under non-cancellable operating leases. Future minimum lease payments under those leases are as follows at December 31, 2003.

      Year ending December 31, 2004                                        $   -
                                                                           =====

      Rent expense for all operating leases charged against earnings amounted to $90,470 in 2002 and $69,028 in 2003.

11    TRANSACTIONS WITH RELATED PARTIES

      The relationship between the Company and its related parties are:

      Wilfred and Paula Shorrocks are deemed to be related parties as they are directors of the following companies: Peak Entertainment Limited, Jusco UK Ltd, Jusco Toys Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd. They are directors and shareholders of Peak Entertainment Holdings, Inc.

      Terence Herzog and Michael Schenkein are deemed to be related parties as they are principals of Agora Capital Partners Inc, a management consulting company. They are directors of Peak Entertainment Holdings Inc. Terence Herzog is a shareholder of Peak Entertainment Holdings Inc.

      During the years ended December 31, 2002 and December 31, 2003 the Company had the following transactions with its related parties:

      a)    Wilfred and Paula Shorrocks

            i)    Movements on stockholders' advances account

                  Balance due by the Company at December 31, 2001      $ 21,761
                  Advances received                                     950,625
                  Cash repayments                                       (78,193)
                                                                       --------
                  Balance due by the Company December 31, 2002         $894,193
                  Cash repayments                                       (71,206)
                  Foreign exchange loss                                  93,647
                                                                       --------
                  Balance due by the Company December 31, 2003         $916,634
                                                                       ========

                  No interest has been charged to the Company during the period.

                  On March 24, 2004 the company signed a promissory note which established a repayment schedule for the amounts advanced by the stockholders. The amount advanced is to be repaid in instalments of $25,000 and $100,000 until January 31, 2008 when any balance is to be repaid in full.

                  Interest will accrue commencing July 1, 2005 on any unpaid balance, at 8% per annum.

                  The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003


11    TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

            ii)   License agreements

                  On April 30, 2002 the Company entered into a license agreement with Wilfred and Paula Shorrocks whereby the Company acquired the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement the Company has undertaken to pay to Wilfred and Paula Shorrocks a guaranteed minimum royalties amount of US $1,000,000, with the agreement treated for accounting purposes as due to expire on December 31, 2023. On April 14, 2004, the company entered into an amendment of the license agreement which established a minimum quarterly royalty payment of $12,500 beginning September 30, 2004. This liability is included in licence fees payable and the related asset is included in intangible assets.

                  On February 25, 2002, the Company entered into a license agreement for rights to In My Pocket from Morrison Entertainment Group, Inc., in which Wilfred and Paula Shorrocks, were also parties. Pursuant to the agreement, Wilfred and Paula Shorrocks are individually entitled to a certain percentage of the revenues. The Company is entitled to 10% of the revenues from the United States, 35% of the revenues from the United Kingdom, and 40% of the revenues from other territories. Morrison Entertainment Group is entitled to 60% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 30% of the revenues from other territories. The Shorrocks are entitled to 30% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 32.5% of the revenues from other territories. The revenue allocation refers to revenues from character and merchandise licensing and sales activities, and the allocation is to be adjusted for entertainment production financing terms.

      b)    Terence Herzog and Michael Schenkein

            i)    Consulting Services

                  From March 2003 through March 2004, Agora Capital Partners Inc, through Terence Herzog and Michael Schenkein, has provided management consulting services to the Company. The Company paid aggregate fees of $46,000 for such consulting services in 2003.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

12    REVERSE ACQUISITION

      On April 22, 2003, Palladium Communications, Inc. ("Palladium") (a US public company) issued 19,071,684 shares of its common stock for all of the outstanding common stock of Peak Entertainment Holdings, Inc. Immediately prior to the transaction, Peak Entertainment Holdings, Inc authorized a stock split so that the outstanding shares of common stock were increased from 2 to 19,071,684. Immediately after the transaction, the shareholders of Peak Entertainment Holdings, Inc (Wilf and Paula Shorrocks) owned approximately 90% of the outstanding common stock of Palladium. This transaction has been accounted for as a reverse acquisition of a public shell. The accounting for a reverse acquisition with a public shell is considered to be a capital transaction rather than a business combination. That is, the transaction is equivalent to the issuance of common stock by Peak for the net monetary assets of Palladium, accompanied by a recapitalization. Palladium's net deficit has been recorded at carryover basis and no goodwill was generated in the transaction. The net deficit of Palladium, $208,500, at the time of transaction is included in stockholders' equity. The other side of this transaction is to add 208,500 in liabilities related to convertible debentures to the historical financial statements of Peak Entertainment Holdings Inc. The historical financial statements of the "registrant" become those of Peak Entertainment Holdings, Inc. Subsequent to the transaction, Palladium changed its name to Peak Entertainment Holdings, Inc.

13    STOCKHOLDERS' EQUITY

      Immediately following the reverse acquisition, the Company entered into an agreement for the issuance of up to $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the Company's common stock. The Company received $300,000 at the time of execution of the agreement for the issuance of the debentures and warrants and received the remainder of $250,000 on June 26, 2003 and $235,000 on July 11, 2003.

      The debentures bear interest at 12%, mature one year from the date of issuance and are convertible at the option of the holder at the lower of $1.00 or 50% off the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The warrants are exercisable for five years at $0.31 per share.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

13    STOCKHOLDERS' EQUITY (CONTINUED)

      The Company has recorded these debentures and warrants in accordance with the provisions of EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". Under the provision of EITF 00-27, the Company has allocated the total proceeds received between the convertible debentures and the warrants based on their relative fair value at the date of issuance. The Company then estimated the intrinsic value of the beneficial conversion feature resulting from the ability of the debenture holders to convert at a 50% discount. As a result, the Company has recorded a debt discount of $785,000. The debt discount will be amortized as interest expense over the life of the debentures, which is one year.

      On February 28, 2002, Palladium, the predecessor to Peak Entertainment Holdings, Inc entered into an agreement pursuant to which Palladium issued $208,500 in convertible debentures and issued warrants to purchase 645,000 shares of the Company's common stock exercisable for five years at $0.31 per share. These warrants are still outstanding as of December 31, 2003, and can be exercised to purchase shares of Peak Entertainment Holdings, Inc.

14    WARRANTS

      On July 24, 2003, pursuant to a consulting agreement with POW! Entertainment LLC and Stan Lee, the Company issued to POW warrants, to purchase 750,000 shares of the Company's common stock which are exercisable for five years at $0.35 per share in exchange for consulting services to be provided over a three year term. Warrants to purchase 375,000 shares of common stock vested upon execution of the consulting agreement, and the remaining warrants to purchase 375,000 shares of common stock vest on July 24, 2004. After one year from issuance, POW has the right to demand registration of the shares of common stock underlying the warrant at the Company's expense.

      The warrants have been valued using the Black-Scholes Option Model. The value of the warrants that vest immediately was $390,000 on the date of grant. The value of these warrants has been recorded as deferred professional fees and will be amortized to earnings ratably over the three year service period.

      The value of the warrants that vest on July 24, 2004 are determined at the end of each reporting period. The company records the expense for each quarter based on the value of the warrants at the end of each reporting period. For the year ended December 31, 2003, the Company has recorded total expense of $30,137 related to these warrants.

      On July 15, 2003 pursuant to a consulting agreement with Mr Jack Kuessous, the Company issued to Mr Kuessous warrants to purchase 240,000 shares of the Company's common stock with an exercise price of $1.20 per share in exchange for consulting services over a one year period. The warrants vested immediately upon execution of the consulting agreement. The warrants have been valued using the Black-Scholes Option Model and had a value of $263,983 on the date of grant. The value of these options were initially recorded as a current asset and will be amortised to earnings ratably over the one year service period.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

14    WARRANTS (CONTINUED)

      On December 17, 2003 the exercise price of the warrants held by Mr. Kuessous were changed from $1.20 per share to $0.50 per share. The amount to be expensed over the remaining service period related to the $1.20 warrants will be the remaining unamortized fair value of the $0.50 warrants as of December 17, 2003, plus the amount by which the fair value of the $1.20 warrants valued as of December 17, 2003 is greater than the fair value of the $0.50 warrants immediately before the terms were modified. The Company used the Black-Scholes Option Model and determined that the value of the $0.50 warrants immediately prior to the conversion of the terms was essentially the same as the $1.20 warrants granted on December 17, 2003. Accordingly, the Company will continue to amortize the original value of $263,983 over the one year service period.

      In July 2003, Mr Kuessous advanced the Company $100,000. On December 17, 2003, the company entered into a "Cancellation of Debt in Exchange for Securities Agreement", whereby Mr Kuessous cancelled the $100,000 owed to him by the Company in exchange for 583,333 shares of common stock of the company and 150,000 common stock purchase warrants with an exercise price of $0.50 per share. The warrants vested immediately and are exercisable over a three year period. The warrants have been valued using the Black-Scholes Option Model and had a value of $79,449 at the date of grant and the common stock had a value of $332,500 on the date of issuance. The total value of the common stock and warrants is $411,995 and was compared with the $100,000 carrying value of the advances, and results in an additional expense of $311,995, which is included in selling, general and administrative expenses.

15    SUBSEQUENT EVENTS

      On January 9, 2004, Peak Entertainment Limited entered into an "Agreement for the Provision of Co Production Services" with Cosgrove Hall Films Ltd. for the co-production of 52 episodes of an animated television program for children provisionally entitled "The Wumblers." The Company is providing the intellectual property, format and concept for the television episodes, and Cosgrove Hall Films will supply the production services. The costs of the production of the episodes to be incurred by the Company is projected to be approximately $3,000,000.

      On January 26, 2004 Peak Entertainment Holdings Inc entered into an agreement with POW! Entertainment LLC for the development and exploitation of the property "Tattoo - the Marked Man". The Company has the worldwide distribution and merchandising rights in perpetuity and is to fund the project development in the amount of $250,000. The parties are to share all profits received from the project, after deduction of expenses, and in addition, POW will be entitled any executive producer fees from theatrical and television releases.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

15    SUBSEQUENT EVENTS (CONTINUED)

      On January 5, 2004 the Company completed a "Settlement Agreement and Release" with former holders of 12% convertible debentures. Under the agreement, the Company exchanged $1,000,000 and 1,000,000 shares of unregistered common stock in return for the surrender of an aggregate of $208,500 principal amount of 12% convertible debentures and warrants to purchase 645,000 shares of common stock, issued pursuant to a "Securities Purchase Agreement" dated as of February 28, 2002, and an aggregate of $785,000 principal amount of 12% convertible debenture and warrants to purchase 1,570,000 shares of common stock, issued pursuant to a "Securities Purchase Agreement" dated as of April 22, 2003. The $1,000,000 consisted of $500,000 paid on January 5, 2004 and $500,000 in promissory notes, which was subsequently paid on March 22, 2004. The agreement provides that, after a period of thirteen months from January 2004, all of the 1,000,000 shares of common stock still owned at that time by the former debenture holders may be put to the Company at a price $.75 per share, on an all-or-none basis, for a one month period. The Company also paid for $10,000 of the former debenture holders' legal fees and expenses in connection with the transaction.

      The Company will account for this transaction in accordance with EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". Accordingly, the Company will first allocate the consideration paid based on the fair value of the warrants to be repurchased and the beneficial conversion features as of January 5, 2004. Any remaining consideration will be used to offset the carrying value of the convertible debentures and will result in a gain or loss on the extinguishment of the debt. The Company has determined that the fair value of the warrants to be repurchased and the beneficial conversion features at January 5, 2004 exceed the total consideration to be paid of $1,580,000. Accordingly, the Company will be recording a gain on the extinguishment of the convertible debentures which is limited to their carrying value, which is $754,774.

      On January 5, 2004 the Company entered into "Securities Purchase Agreements" with four accredited investors. Pursuant to the agreements, the Company sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchase warrants, exercisable for five years at $0.50 per share. The purchase price totalled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes. The principal amount of the debentures, plus any accrued and unpaid interest on the debenture, may be converted into shares of common stock at the conversion price of $0.30 per share. The conversion price may be adjusted downward for issuances of securities by the Company at prices below the lower of $0.50 per common share, or fair market value for such securities as determined at the time of issuance. Annual interest payments on the debentures are due on January 7 of each year, commencing with January 7, 2005. At the option of the Company, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause the Company to issue common stock in exchange for interest. Unless upon 75 days prior written notice, the debenture and warrant holder may not convert the debentures or warrants for shares of common stock to the extent that such conversion would cause it to beneficially own 4.9% or more of our then issued and outstanding common stock. After the tenth consecutive business day in which the common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

15    SUBSEQUENT EVENTS (CONTINUED)

      The warrants have been valued using the Black-Scholes Option Model at a value of $1,649,901 at the date of grant. A discount of the full amount of the debt will be recorded and amortized over the life of the debt of approximately 3 years. The $750,000 received on January 5, 2004 has been recognized at that date; the remaining $750,000 will be recognized when it is received, on registration of the underlying shares.

      On January 23, 2004, the Company entered into an agreement for services to be provided over twelve months with Vintage Filings, LLC. It issued 300,000 common stock purchase warrants, which vested immediately and are exercisable for three years at $0.50 per share pursuant to the agreement. The warrants have been valued using the Black-Scholes Option Limited Pricing Model and have a value of $224,988 at the date of grant. The value of the warrants will be recorded as additional selling, general and administrative expenses ratably over the twelve month service period.

      On January 29, 2004, the Company entered into a "Securities Purchase Agreement" with Shai Stern. Pursuant to the agreement, it issued $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debenture are due on January 29 of each year, commencing with January 29, 2005. At the option of the Company interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause the Company to issue common stock in exchange for interest. The warrants are exercisable for three years at a price of $0.50 per share. After the tenth consecutive business day in which the common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $51,997 at the date of grant. The Company will record these debentures and warrants in accordance with the provisions of EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instrument". Under the provisions of EITF 00-27, the Company will allocate the total proceeds received between the convertible debentures and the warrants based on their relative fair value at the date of issuance. The Company will then estimate the intrinsic value of the beneficial conversion feature. The Company has determined that intrinsic value of the beneficial conversion feature exceeds the face value of the debt and accordingly, the Company will record a debt discount of 50,000. The debt discount will be amortized as interest expense over the life of the debentures, which is three years.

      On February 11, 2004 the Company entered into a financial advisor agreement with Ameristar International Capital, Inc. It issued 100,000 shares of common stock as an initial equity fee pursuant to the agreement. These shares had a fair value of $43,000 at the date of grant. The Company will record the value of the common stock as an expense, as there is no continuing benefit.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2003

15    SUBSEQUENT EVENTS (CONTINUED)

      In 2003, the Company entered into an agreement with William Ivers in connection with business consulting services, relating to the preparation of a written business plan rendered by Mr Ivers. In exchange for these services, the Company agreed to pay $19,012 in cash and issue 16,667 shares of common stock at a future date. On February 12, 2004 the Companies issued 16,667 shares of common stock to Mr Ivers at a value of $8,333 at the date of grant. Accordingly, the Company has expensed the value of the shares at December 31, 2003 and recorded a corresponding liability.

      In 2003, the Company entered into an agreement with Lou Schneider in connection with business consulting services, related to establishing potential apparel-related licensing relationships with third parties, rendered by Mr Schneider. In exchange for these services, the company agreed to issue 20,000 shares of common stock at a future date. On February 12, 2004 the company issued 20,000 shares of common stock to Mr Schneider at a value of $10,000 at the date of grant. Accordingly the Company has expensed the value of the shares at December 31, 2003 and recorded a corresponding liability.

      In 2003 the Company entered into an agreement with Rolin Inc to provide financial advisory services in exchange for common stock of the Company. On February 12, 2004, the Company issued an aggregate of 20,409 shares of common stock to Rolin Inc. These shares had a fair value of $10,204 at the date of grant. The Company will record the transaction as professional fees to be expensed in 2004.

      On March 10, 2004, the Company entered into "Securities Purchase Agreements" with eleven accredited investors. Pursuant to the agreements, the Company sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for a total purchase price of $500,000.

      Legend Merchant Group, Inc acted as the placement agent for the above transaction. All of the purchasers were pre-existing customers of Legend Merchant Group. The Company paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $92,794 at the date of grant. The total fee of $117,744 will be offset against the proceeds of the offering.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Palladium Communications (former business)

In January 2002, our board of directors determined it would be in our best interest to change auditors and the board recommended and approved such action. On January 31, 2002 we engaged Chisholm & Associates, Certified Public Accountants, as our new independent auditors. On February 4, 2002, McCauley Nicolas & Company, LLC, Certified Public Accountants, resigned as our independent auditors. We engaged McCauley Nicolas & Company, LLC on November 1, 2001 and it reviewed our unaudited financials statements for the quarter ended September 30, 2001. McCauley Nicolas & Company, LLC did not provide a report related to our audited financials. From November 1, 2001 through February 4, 2002, there were no disagreements or reportable events with McCauley Nicolas & Company, LLC on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Chisholm & Associates had served as our independent auditors from August of 2000 through November 1, 2001 and it had audited our financials statements for the fiscal years ended June 30, 2001, 2000, and 1999. During the interim period from November 1, 2001 through January 31, 2002, we did not consult with Chisholm & Associates regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm & Associates concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. Nor did we consult with Chisholm & Associates as to any matter that was either the subject of a disagreement or a reportable event with McCauley Nicolas & Company, LLC during the interim period from November 1, 2001 through January 31, 2002.

Peak Entertainment Holdings, Inc. (current business)

On June 5, 2003, Peak Entertainment Holdings, Inc., a Nevada corporation (the "Company"), notified Chisholm & Associates ("Chisholm"), its independent public accountants, that the Company was terminating its services, effective as of that date. The Company's Board of Directors approved such decision.

Chisholm's opinion in its report on the Company's financial statements for the year ended June 30, 2002 (prior to the Company's merger with Peak Entertainment Holdings Ltd.), expressed substantial doubt with respect to the Company's ability, at that time, to continue as a going concern. During the year ended June 30, 2002 and for the six months ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999, Chisholm did not issue any other report on the financial statements of the Company which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as to going concern issues. Furthermore, during such period there were no disagreements with Chisholm within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

On June 5, 2003, the Company engaged Goodband Viner Taylor, as its independent public accountants. The Company did not previously consult with Goodband Viner Taylor regarding any matter, including but not limited to:

            o the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

            o any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

ITEM 8A.  CONTROLS AND PROCEDURES

Based on a recent evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic reports filed or submitted under the Securities Exchange Act of 1934.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OUR MANAGEMENT

The persons listed in the table below are our present directors and executive officers.

Name                        Age        Position
----                        ---        --------
Wilfred Shorrocks           54         Chairman, Chief Executive Officer
                                       and Director
Paula Shorrocks             51         Vice President - Design and Development,
                                       and Director
Phil Ogden                  36         Vice President - Sales and Marketing, and
                                       Director
Alan Shorrocks              43         Vice President - Licensing Division
Nicola Yeomans              33         Vice President - Finance
Terence Herzog              60         Director
Michael Schenkein           52         Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are five seats on our board of directors.

Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

MANAGEMENT PROFILE

WILFRED SHORROCKS, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Mr. Shorrocks, founded Peak Entertainment Ltd. in November 2001 and he became Chairman, Chief Executive Officer and a director of Peak Entertainment Holdings, Inc. in April 2003. Prior to that, Mr. Shorrocks was co-founder of Just Group, Plc., where he acted as its Chief Executive Officer from 1987 to 2001. At Just Group, Mr. Shorrocks was responsible for all areas of activity relating to development and creation of concepts through to intellectual property acquisition, corporate acquisition, and financing activities. In January 2002, about five months subsequent to his departure from Just Group, Just Group entered into administration, a process similar to the Chapter 11 bankruptcy process. In 1980, he founded Acamas Toys, a developer of toys, and he sold his ownership of Acamas Toys in 1987. From 1973 to 1980, Mr. Shorrocks worked in sales at, what was at that time, the world's largest toy maker, Dunbee Combex Marx, makers of Sindy dolls and Hornby railways, and he became Sales & Marketing Director for the Burbank sales division of Dunbee Combex Marx. He is the spouse of Paula Shorrocks, and the brother of Alan Shorrocks.

PAULA SHORROCKS, VICE PRESIDENT - DESIGN AND DEVELOPMENT, AND DIRECTOR

Ms. Shorrocks, co-founded Peak Entertainment Ltd. in November 2001 and she became Vice President and a director of Peak Entertainment Holdings, Inc. in April 2003. Prior to that, Ms. Shorrocks was co-founder of Just Group, Plc., where she acted as its Commercial Director from 1987 to 2001. At Just Group, Ms. Shorrocks identified opportunities and then secured rights to represent blue chip companies as licensing agent for their brands. In January 2002, about five months subsequent to her departure from Just Group, Just Group entered into administration, a process similar to the Chapter 11 bankruptcy process. Before co-founding Just Group, Ms. Shorrocks taught Business Studies at The Harwich School, Essex and West Gloucester College of Further Education (1978-1987). She also was the Marketing Manager for Acamas Toys. She is the spouse of Wilfred Shorrocks.

PHIL OGDEN, VICE PRESIDENT - SALES AND MARKETING, AND DIRECTOR

Mr. Ogden, joined Peak Entertainment Ltd. in November 2001 and he became Vice President and a director of Peak Entertainment Holdings, Inc. in April 2003. From October 1998 to October 2001, Mr. Ogden served as Sales and Marketing Director, in a non-executive capacity, at Just Group Plc. Prior to working at Just Group, Mr. Ogden developed his sales and marketing experience with Seymour International, a division of UK's leading magazine distributor, Frontline, from 1989 to 1998. Mr. Ogden was employed as an Account Director with the responsibility for the strategic and commercial success of a portfolio of Seymour's premier clients including Dennis, Paragon, FT Magazines (Investors Chronicle) and TimeWarner.

ALAN SHORROCKS, VICE PRESIDENT - LICENSING DIVISION

Mr. Shorrocks, has been Vice President - Licensing Division of Peak Entertainment Ltd. since November 2001 and he became Vice President of Peak Entertainment Holdings, Inc. in April 2003. Prior to that time, Mr. Shorrocks was Licensing Director, in a non-executive capacity, of Just Group Plc. from 1991 through October 2001. Before joining Just Group, Mr. Shorrocks ran his own companies specializing in the leisure and surfing markets and was exclusive United Kingdom importer/ distributor for various branded merchandise including Quicksilver from the early 1980's. He sold his company Victory along with the United Kingdom rights to market Victor Wetsuits in 1991. He is the brother of Wilf Shorrocks.

NICOLA YEOMANS, VICE PRESIDENT - FINANCE

Ms. Yeomans joined Peak Entertainment in June 2002 as company accountant. She became Vice President - Finance of Peak Entertainment Holdings Inc. in January 2004 and serves as the principal person in charge of accounting and financials. Prior to that time, she was an accountant, in a non-executive capacity, for Just Group Plc from July 1997 to December 2001. Before joining Just Group Plc, Ms. Yeomans trained as an accountant for the entertainment arm of the BBC (British Broadcasting Corporation) at their London headquarters. She qualified as a Certified Chartered Accountant (A.C.C.A) in October 1998. She is currently studying towards a Masters Degree (M.B.A) in international business studies and corporate finance.

TERENCE HERZOG, DIRECTOR

Mr. Herzog has been a director of Peak Entertainment Ltd. since February 2003 and he became a director of Peak Entertainment Holdings, Inc. in April 2003. In June 2000, Mr. Herzog co-founded and is Managing Director of Agora Capital Partners, Inc. For a number of years ending in 2000, Mr. Herzog served as a consultant to executive management for various private and public entities advising on mergers and acquisitions, corporate development and financing.

MICHAEL SCHENKEIN, DIRECTOR

Mr. Schenkein has been a Director of Peak Entertainment Ltd. since February 2003 and he became a director of Peak Entertainment Holdings, Inc. in April 2003. Mr. Schenkein co-founded and is Managing Director of Agora Capital Partners, Inc., formed in June 2000. Prior to that time, Mr. Schenkein had founded M.S. Editorial in 1978, where he was Chief Executive Officer of that postproduction film/video company and its successor Big Picture Editorial, until 1995. From 1995 to 2000, Mr. Schenkein was Senior Executive Vice President for Cabanna Inc., the successor to Big Picture. From 2000 on, Mr. Schenkein served as a consultant to executive management for various private and public entities advising on mergers and acquisitions, corporate development and financing.

BOARD COMMITTEES AND MEETINGS

During the fiscal year that ended on December 31, 2003, the Board of Directors held one meeting, attended or participated in by all of the directors. Other matters were undertaken by written consent by the Board of Directors.

The Board of Directors is responsible for matters typically performed by an audit committee. We do not have a separate audit committee, nor any other committee, of the Board of Directors. No person serving on our Board of Directors qualifies as a financial expert. We seek to attract persons with financial experience to serve on our Board of Directors and we intend to form an audit committee of the Board of Directors during our fiscal year 2004.

We have not yet adopted a code of ethics applicable to our directors, officers and employees. However, we expect to adopt a code of ethics during our fiscal year 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Peak's directors and executive officers, and persons who own more than ten percent of Peak's common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Peak's common stock. Such persons are also required by SEC regulations to furnish Peak with copies of all such
Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to Peak, Peak is not aware of any material delinquencies in the filing of such reports.


ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly compensated executive officers whose total annual salary and bonus for the past three fiscal years exceeded $100,000:

                                                                     Fiscal
Name and Principal Position        Year     Salary       Bonus     Other (1)
---------------------------        ----     ------       -----     ---------

Wilfred Shorrocks,(2)              2003     $ 7,556        $0        $   0
  Chief Executive Officer          2002       5,200         0           00
Raymond C. Dauenhauer, Jr.         2002      58,900         0       63,937
   (former President and CEO)      2001      46,400         0       37,705
                                   2000       4,241         0       37,316

(1) Includes management fees, commissions and directors' fees. Does not include repayment of advances made by the executive to us.

(2) The Company intends to enter into an employment agreement with Mr. Shorrocks and other executive officers during its 2004 fiscal year.

STOCK OPTION PLAN

During our fiscal year 2004, we intend to adopt and implement, subject to shareholder approval, an employee stock incentive plan, whereby we may issue shares of common stock and stock options to our employees and consultants. We intend for the plan to cover the issuance of an amount equal to up to 10% of our outstanding shares of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of December 31, 2003, the shares of our common stock beneficially owned by

      o by each person who is known by us to beneficially own more than 5% of our common stock;

      o     by each of our officers and directors; and

      o     by all of our officers and directors as a group.

This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of stock options, warrants, or other convertible securities are listed separately. For each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

The address of each of the persons named in the table is c/o Peak Entertainment, Ltd. Bagshaw; Hall, Bagshaw Hill, Bakewell, Derbyshire, UK DE45 1DL.

---------------------------------------- ----------------------- ----------------------------- ----------------
Name and Address                           Amount and Nature          Additional Shares            Percent
of Beneficial Owner                       of Beneficial Owner     Acquirable Within 60 days       Of Class
---------------------------------------- ----------------------- ----------------------------- ----------------
Wilfred Shorrocks  (1)(2)                             8,361,899                             0            38.4%
Paula Shorrocks  (1)(2)                               8,361,899                             0            38.4%
Phil Ogden                                              476,792                             0             2.2%
Alan Shorrocks (2)                                      476,792                             0             2.2%
Nicola Yeomans (3)                                            0                             0             0%
Terence Herzog (4)                                      565,085                             0             2.6%
Michael Schenkein                                             0                             0
---------------------------------------- ----------------------- ----------------------------- ----------------
All officers and directors as a group                18,242,267                             0            83.8%
(7 persons)
---------------------------------------- ----------------------- ----------------------------- ----------------

(1) For purposes of reporting beneficial ownership in the table, the ownership of shares of common stock by Wilfred and Paula Shorrocks are listed separately. Wilfred and Paula Shorrocks are each other's spouse. Accordingly, each may be deemed the beneficial owner of the shares held by the other.

(2) Alan Shorrocks is the brother of Wilfred Shorrocks. Alan Shorrocks disclaims beneficial ownership of shares held by Wilfred and Paula Shorrocks. Each of Wilfred and Paula Shorrocks disclaims beneficial ownership of shares held by Alan Shorrocks.

(3)   Nicola Yeomans became an officer in January 2004.

(4) All of Mr. Herzog's shares are owned by WMB Corporation, of which Mr. Herzog is the sole owner.

CHANGES IN CONTROL

We do not have any arrangements that may result in a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Mr. and Mrs. Shorrocks loaned money to the Company to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through December 31, 2002, the Shorrocks loaned to Peak Entertainment an aggregate of $972,386, and we repaid $78,193 to the Shorrocks in 2002 and $71,206 in 2003. As of December 31, 2003, the Shorrocks are owed $916,634. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining a shareholders' equity exceeds 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

On February 25, 2002, we entered into a license agreement for rights to In My Pocket from Morrison Entertainment Group, Inc., in which Wilf and Paula Shorrocks, were also parties. Pursuant to the agreement, Wilf and Paula Shorrocks are individually entitled to a certain percentage of the revenues. We are entitled to 10% of the revenues from the United States, 35% of the revenues from the United Kingdom, and 40% of the revenues from other territories. Morrison Entertainment Group is entitled to 60% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 30% of the revenues from other territories. The Shorrocks are entitled to 30% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 32.5% of the revenues from other territories. The revenue allocation refers to revenues from character and merchandise licensing and sales activities, and the allocation is to be adjusted for entertainment production financing terms.

On April 30, 2002, we entered into a license agreement with Wilfred and Paula Shorrocks whereby we acquired from the Shorrocks the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement, we undertook to pay to Wilfred and Paula Shorrocks 10% of the royalties in perpetuity, with a guaranteed minimum royalties amount of $1,000,000. There were no set payment terms in the license agreement. In April 2004, the Company amended the license agreement to establish a minimum quarterly royalty payment of $12,500 due beginning September 30, 2004.

On April 22, 2003, Peak Entertainment Ltd., together with its subsidiaries, was acquired by Palladium Communications, Inc., a Nevada corporation, which subsequently changed its name to Peak Entertainment Holdings, Inc. Under the terms of the agreement, we acquired 100 percent of Peak Entertainment Ltd.'s stock in exchange for the issuance by us of 19,071,684 shares of our common stock to the holders of Peak Entertainment Ltd. The new shares constituted 90 percent of the outstanding shares of Peak Entertainment Holdings, Inc. after the acquisition. Officers and directors who received shares pursuant to the acquisition are:

            o     Wilfred Shorrocks, 8,486,899 shares;

            o     Paula Shorrocks, 8,486,899 shares;

            o     Phil Ogden, 476,792 shares;

            o     Alan Shorrocks, 476,792 shares; and

            o     Terence Herzog, 743,585 shares.

On October 3, 2003, each of Wilf and Paula Shorrocks gifted 125,000 shares to Cary Fields.

On October 6, 2003, Terence Herzog gifted an aggregate of 178,500 shares to six persons, none of whom are affiliates of the Company.

The outside directors of the Company, Terence Herzog and Michael Schenkein, are principals of Agora Capital Partners, Inc., a management consulting company. From March 2003 through March 2004, Agora Capital Partners, through Terence Herzog and Michael Schenkein, has provided management consulting services to the Company. The Company paid aggregate fees of $46,000 in 2003 for such consulting services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit No.     Description
-----------     -----------
3.1*            Restated Bylaws

10.1*           Financial Advisor Agreement with Ameristar International
                Capital, Inc.

10.2*           Form of Securities Purchase Agreement, dated as of March 3, 2004

10.3* Stock Purchase Warrant Agreement issued to Legend Merchant Group in connection with Securities Purchase Agreement, dated as of March 3, 2004

10.4*           Financial Advisor Agreement with Source Capital Group, Inc.

10.5*           License Agreement with Toontastic Publishing Ltd., Renewal

10.6*           Promissory Note to Shorrocks

10.7*           Amendment to Shorrocks License Agreement

11* Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part II -
                Item 7, contained in this Form 10-KSB.

21*             List of Subsidiaries

31.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

----------
*     Filed herewith.


REPORT ON FORM 8-K

On January 12, 2004, the Company filed a report on Form 8-K, dated, January 9, 2004, reporting under Item 5, the repurchase from former debenture holders of an aggregate of $1,000,000 in 12% convertible debentures due April 2004 and 2,215,000 common stock purchase warrants, which were issued pursuant to Securities Purchase Agreements dated as of February 28, 2002 and April 22, 2003. The repurchased convertible debentures were convertible into shares of the Company's common stock at the lower of $1.00 or a 50% discount to the trading price of the common stock prior to the conversion. The repurchased warrants were exercisable at $0.31 per share.

On January 12, 2004, the Company filed a report on Form 8-K, dated, January 12, 2004, reporting under Item 5, the private placement sales to accredited investors of $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchase warrants. The convertible debentures are convertible into shares of the Company's common stock at $0.30 per share. The warrants are exercisable for three years at $0.50 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Fees for audit services provided by our principal accountant during the years ended December 31, 2002 and 2003 were $64,396 and $250,848, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years 2002 and 2003.

TAX FEES

Fees for tax services provided by our principal accountant during the years ended December 31, 2002 and 2003 were $0 and $5,397, respectively. Tax services related primarily to the preparation of company tax filings with regulatory agencies.

ALL OTHER FEES

There were no other fees billed for services.

AUDIT COMMITTEE PROCEDURE

The Board of Directors is responsible for matters typically performed by an audit committee. We do not have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years ended 2002 and 2003 were approved by the Board of Directors. We intend to continue using its principal accountant, goodband viner taylor, solely for audit and audit- related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and similar transactions.

PRE-APPROVAL POLICIES AND PROCEDURES

The Board of Directors approved all of the services described above, and all fees paid. The Board of Directors did not have pre-approval policies and procedures in place during our fiscal years ended 2002 and 2003. In fiscal year 2004, we intend to implement a policy whereby, we will, prior to engaging our accountants to perform a particular service, obtain an estimate for the service to be performed and begin pre-approving all services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEAK ENTERTAINMENT HOLDINGS, INC.

                                            By:  /s/ WILFRED SHORROCKS
                                                 -------------------------------
                                            Wilfred Shorrocks,
                                            Chairman and Chief Executive Officer

                                            Dated:  April 27, 2004


      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURE                                    TITLE                                  DATE

/s/ WILFRED SHORROCKS      President, Chairman, and Chief Executive Officer     April 27, 2004
---------------------      (Principal Executive Officer)
Wilfred Shorrocks


/s/ PAULA SHORROCKS        Vice President and Director                          April 27, 2004
---------------------
Paula Shorrocks


/s/ PHIL OGDEN             Vice President and Director                          April 27, 2004
---------------------
Phil Ogden


/s/ ALAN SHORROCKS         Vice President                                       April 27, 2004
---------------------
Alan Shorrocks


/s/ Nicola Yeomans         Vice President                                       April 27, 2004
---------------------
Nicola Yeomans             Principal Accounting Officer)