Form 10KSB
period 2002-12-31
PEAK ENTERTAINMENT HOLDINGS INC
filed 2004-05-10
CIK 824851

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

                   FOR THE TRANSITION PERIOD FROM JULY 1, 2002
                             TO DECEMBER 31, 2002.

                       Commission file number: 33-18143-D

                                ----------------

                        PEAK ENTERTAINMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                                ----------------

          NEVADA                                      87-0449399
--------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                           BAGSHAW HALL, BAGSHAW HILL
                        BAKEWELL, DERBYSHIRE, UK DE45 1DL
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Issuer's telephone number: 44 1629 814555

      Securities registered under Section 12(b) of the Exchange Act: None.

      Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [ ] NO [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2002: $318,782.

The issuer's revenues for its most recent fiscal year (December 31, 2003):
$1,014,996.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on April 1, 2004 was $2,475,608.40.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 22, 2003, we had 21,190,760 shares of common stock issued and outstanding.

As of April 28, 2004, we had 24,431,288 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                        PEAK ENTERTAINMENT HOLDINGS, INC.

INTRODUCTORY STATEMENT

This transition report on Form 10-KSB is for the period July 1, 2002 to December 31, 2002. The discussion in this report concerns business and financial condition of Peak Entertainment Holdings, Inc. (the "Company") as of December 31, 2002, after giving effect to the sale of the Company's former business in April 2003 and the acquisition of Peak Entertainment Ltd. on April 22, 2003 in a transaction viewed as a reverse acquisition. Under applicable accounting principles, the historical financial statements of Peak Entertainment Ltd. became those of the Company. Except where specifically referred to, the business operations and financial results of the Company' former business are not discussed.

TABLE OF CONTENTS

                                                                          Page
                                                                          ----

 PART I

 Item 1.   Description of Business                                           3
 Item 2.   Description of Property                                          13
 Item 3.   Legal Proceedings                                                13
 Item 4.   Submission of Matters to a Vote of Security Holders              13

 PART II

 Item 5.   Market for Common Equity and Related Stockholder Matters         14
 Item 6.   Management's Discussion and Analysis                             19
 Item 7.   Financial Statements                                             31
 Item 8.   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                         57
 Item 8A.  Controls and Procedures.                                         58

 PART III

 Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                59
 Item 10.  Executive Compensation                                           61
 Item 11.  Security Ownership of Certain Beneficial Owners and Management   62
 Item 12.  Certain Relationships and Related Transactions                   63
 Item 13.  Exhibits and Reports on Form 8-K                                 64
 Item 14.  Principal Accountant Fees and Services                           67

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Peak Entertainment Holdings, Inc. ("Peak Entertainment," "we," "us," or the "Company") only recently began its current business operations. We have a limited history of revenues and significant operational losses, as well as an accumulated shareholder deficit, through December 31, 2002 and December 31, 2003.

On April 22, 2003, we sold our former telecommunications business and acquired the media and entertainment business of Peak Entertainment, Ltd. Peak Entertainment Ltd. is a United Kingdom registered company incorporated in November 2001. In 2001, Peak Entertainment Ltd. was in its start-up stages. Peak Entertainment Ltd. began its entertainment activities and licensing activities in February 2002, and its consumer product activities in April 2002.

Prior to the submission of this transition report on Form 10-KSB, we were not current on our reporting requirements under Section 15(d) of the Securities Exchange Act. This transition report was required to be filed in September 2003 due to our election to change our fiscal year on June 5, 2003 to a December 31 year end. Accordingly, we have not been current on our reporting requirements since September 2003 through the date of filing of this transition report. Companies whose securities are quoted on the OTC Bulletin Board, such as us, must be reporting issuers under the Securities Exchange Act of 1934, and must be current in their reports under Section 13 or 15(d) of the Securities Exchange Act in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.

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

Upon consummation of the acquisition of Peak Entertainment, Ltd., the founders of Peak Entertainment, Ltd., Wilfred and Paula Shorrocks, were appointed directors and officers of Palladium. The former directors and officers of Palladium Communications resigned as of the acquisition date.

On May 14, 2003, Palladium changed its corporate name to Peak Entertainment Holdings, Inc.

As of April 22, 2003, December 31, 2003, and April 27, 2004, we had 21,190,760,
21,774,212, and 24,431,288 shares of common stock issued and outstanding, respectively.

BUSINESS OVERVIEW

Our business is in the development and sales of media and consumer products targeted for the children's entertainment market. We maintain our executive offices in Bakewell, England. We maintain a web site at:
http://www.peakentertainment.co.uk.

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

STRUCTURE AND BUSINESS INITIATIVES

We operate through three business divisions: entertainment, licensing, and consumer products.

ENTERTAINMENT DIVISION

As of December 31, 2002, our entertainment division was in its early start-up stages. In 2002, we were in the very early stages of developing an entertainment show based on our license for Monster In My Pocket. As of March 2004, our entertainment division was working on three entertainment products, which were in various stages of pre-production and production:

      o     Monster In My Pocket;

      o     The Wumblers; and

      o     Faireez.

We anticipate that this division will generate revenues from the distribution of television shows to broadcasting companies and other media outlets. The key costs for this division are substantial animation and production costs in getting television episodes produced.

         MONSTER IN MY POCKET
         --------------------

Monster In My Pocket are miniature pocket-sized monster characters based upon the history and heritage of 'Monsters' from Medusa, Mynator and Cyclops of mythological times to the modern classics of Frankenstein, Dracula and Werewolf.

We have a license for worldwide master rights from Morrison Entertainment Group, Inc. for the use of "Monster In My Pocket" and related licenses, pursuant to a license agreement dated February 25, 2002 between Morrison Entertainment Group, Peak Entertainment, and Wilf and Paula Shorrocks. The contract, which covers a twenty-year term, requires the payment of $500,000 to Morrison, at the rate of $100,000 every six months, commencing on March 31, 2002. Of such amount, $120,000 has been paid through March 31, 2004, and we have agreed with Morrison to delay additional payment requirements at this time. We are entitled to 10% of the revenues from the United States, 35% of the revenues from the United Kingdom, and 40% of the revenues from other territories. Morrison Entertainment Group is entitled to 60% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 30% of the revenues from other territories. The Shorrocks are entitled to 30% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 32.5% of the revenues from other territories. The revenue allocation refers to revenues from character and merchandise licensing and sales activities, and the allocation is to be adjusted for entertainment production financing terms. Any such royalty payment shall be deducted from the $500,000 staged payments, assuming the royalties are earned during the period when the staged payments are to be made.

We are informed by Morrison Entertainment Group that Monster In My Pocket is already an established consumer products concept with a proven pedigree and sales by others which have exceeded $200 million at retail.

We intend to expand the Monster In My Pocket product line with a new animated television series using the Monster In My Pocket characters. Our production team, in conjunction with our co-production partners, is to produce 26 thirty-minute episodes. As of March 2004, the television project is in pre-production stages with our in-house computer graphics studio creating the models, frames, characters and environments.

In June 2003, we entered a letter of intent agreement with Mainframe Entertainment Inc., pursuant to which Mainframe is to provide 20%, approximately $1,600,000, of funding to the project. Mainframe is to have sole television distribution rights in Canada and is entitled to 100% of the television distribution proceeds in Canada, and joint television distribution rights in the United States and is entitled to 5% to 7.5% of the television distribution proceeds in the United States. Mainframe is entitled to 35% of the gross licensing and merchandising revenues in Canada, and 5% to 20% of the gross licensing and merchandising revenues in the United States.

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

We intend to distribute this series of 26 animated programs in various markets. We currently have a broadcast contract signed with Good Morning Television in the United Kingdom (known as GMTV), for terrestrial broadcast rights for a period of five years in the United Kingdom markets in exchange for an aggregate license fee of $393,000 payable through July 2005. GMTV has committed to running the episodes from October 2004 and throughout 2005.
We will seek to distribute to programs in other countries, including the United States, although no such agreements have been reached to date.

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

On January 9, 2004, we entered into an Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd. whereby Cosgrove will provide certain production services for the production of 52 eleven minute animated episodes of The Wumblers. Cosgrove Hall Films will be paid for its production services. The costs of the production of the episodes is projected to be approximately $3,000,000.

As of March 2004, we have completed the production of one pilot episode of The Wumblers. We anticipate that the remaining episodes will be completed by April 2005, subject to receipt of financing for production costs. We are actively seeking sources of financing to fund the completion of this project.

We intend to distribute this series in various markets, initially in the United States and the United Kingdom. No television distribution or broadcast agreements have been reached to date.

         FAIREEZ
         -------

Faireez are fantasy fairy-tale creatures with magical powers.

Pursuant to terms of understanding with Moody Street Kids and Funbag Animation Studios Inc., we have the worldwide distribution rights, excluding Canada and Australia, and worldwide merchandising rights to an animated television series project called The Faireez, at royalty rates of 35%-40% of gross revenues. The license term is 25 years from December 2003 with an option to extend the term for an additional 25 years.

This project is in the pre-production stages. There are 52 eleven minute episodes currently planned. The project is anticipated to commence production in or about June 2004 with the initial episodes available for distribution in or about April 2005. The project is anticipated for completion in or about October 2005.

We intend to distribute this series in various markets, initially in the United States and the United Kingdom. No television distribution or broadcast agreements have been reached to date.

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

Our licensing division was still in its early start-up stages in 2002 and did not generate significant revenues in 2002. We anticipate that this licensing division will become much more active once we have produced sufficient episodes of our entertainment products so that broadcasting of the shows can commence. After broadcasting, and subject to a receptive audience, we believe that this division may become our principal source of revenues.

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

CONSUMER PRODUCTS

Our consumer products division commenced substantive activities in 2002 and through 2003 and has historically been our primary source of revenues.

In 2002, our consumer products division sold the following products:

      o     Kewpie dolls in the United States market, commencing December 2002;
            and

      o Pretty Pony Club products in the United Kingdom market, commencing December 2002.

As of March 2004, our consumer products division sold the following products:

      o     Countin' Sheep products in the United Kingdom markets since January
            2003;

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

Our consumer products division presently operates primarily through two wholly-owned subsidiaries:

      o     Cameo Collectables - for the sale of gift and collectables items;
            and

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

      JUSCO TOYS
      ----------

Our Jusco Toys subsidiary works with third party manufacturers and distributors, to make toys and other consumer products. We acquired Jusco Toys in April 2002, to acquire its inventory and its manufacturing capabilities. Jusco will be used primarily to manufacture products for third parties, some of which may be our licensees.

      WEMBLEY SPORTSMASTER
      --------------------

This subsidiary is not currently active, and we do not anticipate that we will utilize this division in fiscal year 2004. We acquired the assets of Wembley Sportmaster primarily for its trademarks. Our future intent is to launch a range of balls, leisure toys, inflatable pools and play products under the Wembley Sportsmaster banner.

DESIGN STUDIO TEAM

In 2002, we set up an in-house design studio team, with designers and artists, equipped with a state-of-the-art animation studio. The team is involved in character creation, storyboard development, and animation production for our Entertainment Division. The team is also involved in preparing marketing literature for our Licensing Division, and toy design, packaging and display solutions for our Consumer Products Division.

CERTAIN LICENSE AGREEMENTS AND INTELLECTUAL PROPERTY RIGHTS

We have acquired the following rights from third parties:

      o In My Pocket Rights (including Monster In My Pocket) Worldwide - from Morrison Entertainment Group, Inc., in a license agreement between Morrison Entertainment Group, Peak, and Wilf and Paula Shorrocks, dated February 25, 2002 for $500,000 in staged payments for a 20-year term. SEE "ENTERTAINMENT DIVISION--MONSTER IN MY POCKET" FOR ADDITIONAL TERMS.

      o Shorrocks Portfolio Worldwide - various concepts from Wilf and Paula Shorrocks, in a license agreement dated April 30, 2002, in perpetuity for royalties of 10% of the net selling price, with a guaranteed minimum royalty of $1,000,000.

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

      o The Wumblers - from The Silly Goose Company, LLC. We entered into an entertainment production agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC for the production of animated television episodes for certain intellectual property entitled "The Wumblers". Pursuant to an agreement dated April 28, 2003, we are entitled to all exploitation rights in The Wumblers including merchandise and distribution rights. SEE "ENTERTAINMENT DIVISION--THE WUMBLERS" FOR ADDITIONAL TERMS.

      o Faireez - Pursuant to terms of understanding with Moody Street Kids and Funbag Animation Studios Inc., we have the worldwide distribution rights, excluding Canada and Australia, and worldwide merchandising rights to an animated television series project called The Faireez. SEE "ENTERTAINMENT DIVISION--FAIREEZ" FOR ADDITIONAL TERMS.

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

CERTAIN DISTRIBUTION AND SALES AGREEMENTS

We have granted the following distribution and sales rights:

      o We entered into a distribution agreement, dated July 1, 2003, with Perfectly Plush Inc., a Canadian company, whereby Perfectly Plush would serve as exclusive distributor of our Countin' Sheep products in Canada. Under the agreement, Perfectly Plush is to pay us a royalty of 10% of the net selling price, which is included in the purchase shipment price. Perfectly Plush shall pay to us 25% of the value of the invoice on placement of order, 25% on release from port of shipment and the remaining balance on release of products from port of entry for orders on the first 54,000 pieces. For subsequent orders, Perfectly Plush shall pay us 25% of the value of the invoice on placement of order, 25% on release from port of shipment, 25% on release of products from port of entry, and the remaining balance within 45 days of receipt of shipment. The agreement expires on December 31, 2004.

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

PRINCIPAL SUPPLIERS

In 2002, we were not dependent on any particular supplier.

DEPENDENCE ON MAJOR CUSTOMERS

In our fiscal year ended December 31, 2002, we were not dependent on any particular customer.

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

The Children's Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, as well as the laws of certain countries, place certain limitations on television commercials during children's programming. We of course, seek to comply in all respects with these laws and regulations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Not applicable.

RESEARCH AND DEVELOPMENT

The continuing development of new products and the redesigning of existing items for continued market acceptance are key determinants of success in the toy and entertainment product industry. In 2001 and 2002, in connection with our start-up operations, $0 and $337,729, respectively, was incurred on activities relating to the development, design and engineering of new products and their packaging and to the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists and model makers. In 2003, we did not expend any significant capital on research and development activities.

EMPLOYEES

As of December 31, 2002, we employed a total of eight employees on a full-time basis, five of which were management level employees.

ITEM 2.    DESCRIPTION OF PROPERTY

As of December 31, 2002, we leased approximately 3,000 square feet of space for its Bakewell headquarters pursuant to a twelve-month lease expiring June 30, 2003, at approximately $4,000 per month. We also leased approximately 4,500 square feet of space for its warehouse and offices in Monrovia pursuant to a lease expiring July 31, 2005, at approximately $3,000 per month.

As of April 2004, we lease approximately 3,000 square feet of space for our Bakewell, England headquarters pursuant to a month-to-month lease at approximately $5,760 per month. We believe that our present facilities are adequate for our present purposes.

ITEM 3.    LEGAL PROCEEDINGS

We were are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business in the year ended December 31, 2002.

In January 2003, in connection with our purchase of Jusco Toys Ltd, a Hong Kong registered company, from the administrators of Just Group Plc in 2002, the Hong Kong Inland Revenue Department instituted a proceeding in January 2003 due to incomplete revenue filings by Jusco Toysoccurring before our acquisition of Jusco Toys. At the time, we did not believe the enquiry would have a material effect on our operations. This enquiry has been determined in March 2004 at a cost to the Company of $9,235.

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

HOLDERS

As of April 22, 2003, we had approximately 494 record holders of our common stock, excluding beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS IN 2002

                               Number of
                           securities to be
                              issued upon    Weighted average
                              exercise of     exercise price       Number of
                              outstanding     of outstanding      securities
                               options,          options,          remaining
                             warrants and      warrants and      available for
      Plan category             rights            rights        future issuance
      -------------             ------            ------        ---------------


Equity compensation plans            0               $ 0                 0
approved by securities
holders

Equity compensation plans            0                $0                 0
not approved by security
holders

Total                                0                $0                 0



TRANSFER AGENT

The transfer agent for our common stock is American Stock Transfer & Trust Company.

RECENT SALES OF UNREGISTERED SECURITIES

For issuances prior to March 31, 2003, the number of shares issued has been adjusted to reflect a one-for-100 reverse stock split effected on March 31, 2003.

Certain Sales by Former Business Prior to Reverse Acquisition
-------------------------------------------------------------

On February 5, 2002, we issued an aggregate of 7,000 common shares valued at approximately $9,800 to twelve shareholders of NetMart 2020, Inc. in exchange for approximately 2.1 million shares of that corporation. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On February 5, 2002, we issued an aggregate of 103,000 common shares to satisfy debts under promissory notes. We issued 58,000 shares valued at approximately $60,000 to DL Capital, Inc.; we issued 30,600 shares valued at approximately $32,000 to The Wellesley Capital Group, LLC and issued 14,400 shares valued at approximately $15,000 to The Jericho Group, LLC. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On February 28, 2002, we issued secured convertible debentures in the principal amount of $200,000 to four accredited investors. The convertible debentures carry a 12% interest rate and mature April 21, 2004, as amended. The debentures may be converted into common shares and the amount of common shares will be determined upon the market price of our shares at the time of conversion. We also granted warrants to purchase 600,000 common shares, which expire through February 28, 2005. In connection with the same transaction, on March 14, 2003, the same investors funded an additional $15,000 and we issued $15,000 of convertible debentures and warrants to purchase 45,000 shares of our common stock. We relied on an exemption from registration for a limited offering to accredited investors provided by Rule 506 of Regulation D of the Securities Act.

In March, 2002, we issued 7,500 common shares valued at $37,500 to NIR Group, LLC for consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On April 22, 2003, following the sale of our former business, we acquired Peak Entertainment Ltd. Under the terms of the agreement, we acquired 100 percent of Peak Entertainment's stock in exchange for 19,071,684 shares of our common stock to the 12 holders of Peak Entertainment common stock. Each of those persons receiving shares of our common stock was an accredited investor as that term is defined under Regulation D of the Securities Act of 1933, as amended. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

Sales by Current Business after Reverse Acquisition on April 22, 2003
---------------------------------------------------------------------

On April 22, 2003, immediately following the acquisition of Peak Entertainment, to obtain funding for ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors for the sale of (i) $785,000 in convertible debentures and (ii) warrants to buy 1,570,000 shares of common stock. The investors are obligated to provide us with an aggregate of $785,000, all of which has been funded to date. The debentures bear interest at 12%, mature one year from the date of issuance, and are convertible into shares of our common stock, at the selling stockholders' option, at the lower of (i) $1.00 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. Accordingly, there is in fact essentially no limit on the number of shares into which the debentures may be converted. The warrants are exercisable at a price of $0.31 per share. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

In July 2003, pursuant to a consulting agreement with POW! Entertainment LLC and Stan Lee, the Company issued to POW warrants to purchase 750,000 shares of our common stock, exercisable for five years at $0.35 per share. Warrants to purchase 375,000 shares vested upon execution of the consulting agreement, and the remaining warrants to purchase the remaining 375,000 shares are to vest after one year. After one year, POW has the right to demand registration of the shares of common stock underlying the warrant at our expense. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          "FORWARD-LOOKING" INFORMATION

This transition report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

                             INTRODUCTORY STATEMENT

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION SET FORTH IN THE AUDITED FINANCIAL STATEMENTS FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2002.

Unless otherwise stated, the discussion and analysis refers to the business of Peak Entertainment Ltd., which the Company acquired on April 22, 2003 in a transaction viewed as a reverse acquisition, and does not refer to the operations for the Company's former business which was sold in April 2003. Under applicable accounting principles, the historical financial statements of Peak Entertainment Ltd. became those of the Company.

SALE OF FORMER BUSINESS

Prior to April 2003, the Company was known as Palladium Communications Inc. and conducted a telecommunications business.

In April 2003, the Company sold off substantially all of its assets and certain of its liabilities to Palladium Consulting Group, LLC, in exchange for $750,000. The assets sold consisted of substantially all of the Company's assets used in its telecommunications business, including all of the Company's carrier agreements, sales agent agreements, and equipment, which business the Company discontinued on April 22, 2003. The assets retained by Palladium Communications, Inc. included its cash and notes receivable which were nominal amounts. The liabilities assumed by Palladium Consulting Group, Inc. consisted primarily of payment for phone systems and other equipment and a lease for office facilities. The Company retained substantially all of the liabilities, consisting primarily of outstanding debentures and accrued interest. As a result of the transaction, the Company was essentially a shell with no assets and with substantial liabilities related to outstanding debentures.

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

The year ended December 31, 2002 was primarily a start-up period for the Company through most of the year. The Company did not generate any significant revenue, which has to be expected as the Company did not commence active sales of its products until the last few months of 2002.

In 2002, the Company focused on seeking intellectual property licenses and acquisitions of properties from third parties, including from the Company's founders, upon which the Company sought to establish its business model. The Company also sought to develop relationships with third parties for potential production of television shows. In 2002, the Company established its business strategy and proposed course of business, and set up its basic operation structure.

In 2002, the Company purchased the assets of Jusco Toys Ltd. and Wembley Sportsmaster Ltd. from the administrators of Just Group Plc. In 2002, Just Group Plc was undergoing administration, a process similar to bankruptcy in the United States. These assets represented only a small portion of Just Group Plc. The Company viewed such assets as essentially building blocks that would be useful in the Company's proposed business.

The Company's initial operations were funded primarily by cash advances from the Company's founders. Towards the end of 2002, the Company realized that it needed to seek significant capital resources from third parties to fund its proposed operations. In about November 2002, the Company undertook initiatives to seek financing. As of December 31, 2002, the Company's proposed growth plans were limited by its lack of capital.

As of December 31, 2002, the Company's plans for 2003 were to grow its consumer products sales in 2003, as the Company did not have sufficient financial resources to further its proposed entertainment products, and also to seek capital from third parties, and until the Company raised sufficient capital to produce its planned television show for Monster In My Pocket, the Company did not expect to generate any significant revenues from any of its lines of business. As of December 31, 2002, the Company believed that it may be necessary to alter its business plan if the Company was unable to attract interest in and capital for production of its business activities, particularly for its proposed entertainment products.

RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002

The first three quarter of 2002 was a period of set up, with the Company not generating any revenues while incurring costs and expenses.

REVENUES
--------

Net revenues for the six months ended December 31, 2002 were $318,782, all of which was generated in the last fiscal quarter of 2002. As the Company did not generate any revenues in 2001, there is no basis for comparison.

A breakdown of revenues by the Company's business divisions is set forth in the table below.

Division                                    2002 Revenue ($)
                                           (July - December)
                                           -----------------
Entertainment/ Production                         Nil
Licensing Arrangements                          $ 7,808
Character Related Consumer Products             310,974
         Total Revenues                         318,782

The Company generated revenues of $318,782 from sales of consumer goods, being, primarily for this period certain toy related items that the Company acquired, along with the first batch of sales for Countin Sheep and Keewpie Dolls.. These sales were achieved in the last quarter of the year as the preceding periods were focused on structuring the business and assembling a portfolio of intellectual property rights raising finance and devising the business plan and strategy. As of December 31, 2002, the Company expected to build on this initial sales base by appointing distributors domestically and internationally in 2003.

Licensing revenue for the six months ended December 31, 2002 was related to advance royalties from a licensing agreement for Pretty Pony Club with a publishing company, `Toontastic Ltd, for United Kingdom comic book rights.

The entertainment division conducted substantially no operations in 2002. As of December 31, 2002, the Company was in preliminary negotiations with various parties for the production of several television shows.

Revenues from the Company's sales of consumer products, which only commenced in the last quarter of 2002, were significantly insufficient to generate enough cash flow to cover the Company's operating expenses and proposed business activities for the year. Even if, for comparative purposes only, that the Company generated similar revenue levels for the first three fiscal quarters in 2002, the Company would still have operated at a loss in 2002.

As of December 31, 2002, the Company only recently commenced its operations and did not generate any revenues until the last quarter of 2002. The Company does not have historical revenues as a basis for comparison. The Company, based on operations through 2002, had no basis for determining any current or future trends or demands, nor future operating performance. Until the Company has entered into agreements for the production of planned television shows and has completed such production, the Company will not be in position to generate any significant revenues from the sales of broadcast rights for the shows, and the Company does not have an adequate basis for projecting revenues, nor identifying trends or demands. This applies for all main lines of the Company's business, as the Company's business is expected to be centered around its entertainment products.

COST OF REVENUE
---------------

Cost of sales for the six months ended December 31, 2002 were $270,483. This provided a gross profit of $48,299 which as a percentage represented 15% of net revenue. As of December 31, 2002, the Company had inventory with a net book value of $238,058 and an expected sales value in excess of $363,000. The Company acquired the inventory when the Company acquired Jusco Toys Ltd. As of December 31, 2002, it was envisaged that this inventory will be sold by the second quarter of 2003. It is now envisaged that this inventory will be sold by the completion of fiscal 2004.

As of December 31, 2002, the Company expected to incur increased cost of revenue for the sale of consumer products in future years, primarily due to increased marketing efforts. The Company anticipated that such cost of revenue would increase in direct relation to an increase in revenues.

In 2002, the Company did not incur costs for its entertainment division. As of December 31, 2002, the Company anticipated that its cost of revenue with respect to its entertainment division and its consumer product division would increase significantly in 2003 and even more in 2004, as the Company planned to acquire additional licenses and enter into television production agreements, as well as commence actual production of television show episodes. The Company anticipates that the cost of revenue for its entertainment products would initially increase in relation with the Company's entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred. Since costs for the Company's entertainment division would comprise mostly of non-recurring episode production costs, the Company expects such costs to decrease as a percentage of revenues as the Company could sell broadcast rights to the shows to multiple markets at little additional cost.

GROSS PROFIT
------------

Gross profit for the SIX months ended December 31, 2002 was $48,299, or 15% of revenues. As of December 31, 2002, the Company expected gross profit to increase as a percentage of revenue as the Company enters into more licensing arrangements and derives revenues from those arrangements, which was not expected to add significant additional costs to the Company.

OPERATING EXPENSES
------------------

Operating expenses for the six months ended December 31, 2002 were $769,681, which represented 241% of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs were $707,134 for the six months ended December 31, 2002, which represented 222% of revenues. The relatively high percentage is attributable to sales for the year only being realized in the final quarter of 2002. The following table summarizes the costs incurred in 2002.

                                  Expense ($)
Operation                        (Approximate)           % of total cost
                                 -------------           ---------------
Employee Compensation              $245,013                    35%
Occupancy Costs                     $62,463                     9%
Legal & Professional                $91,398                    13%
General Cost (including travel)    $308,260                    43%
TOTAL                              $707,134

General costs consisted primarily of $46,363 relating to overseas travel. International travel is an important aspect of the business, as the Company is headquartered in the United Kingdom, and needs to meet with licensors, licensees, distributors, sales agents, financiers, and production partners in the United States, Europe and Asia, as well as raise the profile of the Company at trade shows internationally.

Another significant portion of selling, general and administrative expenses are legal and professional fees which accounted for approximately 13% of the total expenses. These costs include those arising from the acquisition of Jusco Toys Ltd and Wembley Sportmaster Ltd from the administrators of Just Group Plc. As of December 31, 2002, the Company expected to incur increased legal and professional in the future years in connection with financing activities, licensing activities, and other business activities.

By year end 2002, the Company had eight employees, and had plans to hire additional personnel, primarily animators and administrators. Employee related costs can be expected to increase significantly in the future as the Company also intends pay its two founders, who worked for minimal amounts in 2002, at appropriate compensation rates, as well as hire additional management level personnel.

Occupancy costs for office facilities can be expected to remain relatively constant or slightly increase in future years. The Company is based in the United Kingdom, and has no present plans to obtain additional facilities of any significant size in future years. At a future year, not expected to occur prior to fiscal year 2005, the Company may see the need to add to its animation studio.

Operating expenses can be expected to increase substantially in future years as the Company's grows its operations and plans for more products in future years. The primary category of future increases is expected to incur in connection with television production costs, marketing and advertising expenses, and employee compensation,

DEPRECIATION AND AMORTIZATION. In 2002, the Company purchased equipment and made investments in trademarks, website development costs and licensing rights. Accordingly, depreciation and amortization for the six months ended December 31, 2002 was $62,547. Depreciation and amortization can be expected to increase in direct relationship with the Company's capital spending on equipment and expansion of the Company's investments in trademarks, website development costs and licensing rights.

NET LOSS
--------

Net loss for the six month period ended December 31, 2002 was $696,727, or $0.037 per share. The loss in 2002 is after crediting a foreign currency conversion gain of $43,913, and debiting a cost for interest charges of $19,258.

Operating losses for the six months ended December 31, 2002 was $721,382. The loss is due to incurrence of significant start up costs in 2002. That costs significantly outweighed revenue for this period was expected since the Company only commenced sales activities in the last quarter of 2002. Operating losses can be expected to increase in the next several years since the Company is still in the early stages of operations, and has yet to commence its planned entertainment activities, which will be the primary focus of the Company in future years, and will require the expenditure of significant costs, as television production costs are high.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS
-----------------

The Company's revenues in 2002 were insufficient to cover its operating expenses. In 2002, the Company was dependent primarily on loans from the Company's officers to sustain operations.

As of December 31, 2002, the Company believed that it would need operating capital of approximately $1,000,000 in the next twelve months to maintain its current operations, and anticipated that it would need additional working capital of at least $2,500,000 in the next twelve to twenty four months to engage in the production of its Monster In My Pocket entertainment project. Additionally, for each additional entertainment project that the Company commences in the future, the Company would need additional working capital of approximately $2,000,000 to $3,000,000 for each such entertainment project.

As of December 31, 2002, we had commitments for capital and other expenditures aggregating $3,470,944 included in current and long term liabilities, payable over a maximum 20 year period. Those commitments and the amounts payable in 2003 are summarized in the following table.

Contractual                Liability as of   Agreement Terms         Amount payable in 2003       Notes
Obligations                12/31/02

Short term loan -          $264,600          20% interest per        $264,600, plus interest      We intend to repay the loan
CK Supermarkets                              annum, secured by                                    in 2004 by selling inventory.
                                             certain inventory
Accounts Payable -Various  $578,835          Various (composed       $578,835                     All current liabilities are
                                             significantly of                                     within the contract terms
                                             various ordinary                                     and will be paid in
                                             business expenses, as                                accordance with the contract
                                             well as legal,                                       terms.
                                             accounting, and other
                                             professional fees).

Stock holders' advances    $894,193          No pre-set payment      $0.00                        In 2004, we entered into a
account - Shorrocks                          terms.                                               promissory note, payable in
                                                                                                  installments. First payment due on
                                                                                                  1/2005 and to be repaid in full
                                                                                                  not later than 2008.

Short Term License -       $300,000          Varying royalty terms   $300,000                     Payment terms currently
Morrison Entertainment                       - 30-60%.  Guarantee                                 being renegotiated.
Long Term                                    of $500,000.

                           $200,000
Other - including Tax &    $233,316                                  $233,316
Social security and
accruals
Long Term License -        $1,000,000        10% royalty payable     $0.00                        Pay from royalties from
Shorrocks                                    quarterly in                                         licenses to third parties
                                             perpetuity. over the term of the                     establish a minimum
                                             Guarantee of contract. $1,000,000,                   quarterly royalty payment
                                             with no established payment In                       for the payment of the
                                             2004, the Company amended term. the                  guarantee.
                                             license agreement to

TOTAL                      $3,470,944                                $3470,944


You will note that $894,193, or 26% of the total, is committed to the principals of the Company, as evidenced by a promissory note and a long-term license, as amended in 2004 to set forth a more understandable and predictable repayment schedule.

In addition to the commitments set forth in the table above, the Company needs to raise approximately $2,500,000 in capital to finance the production of the 26 television episodes of the entertainment project Monster In My Pocket.

As of December 31, 2002, the Company anticipated meeting its short-term and long-term liquidity needs through the internal cash flows generated by ongoing sales growth of its consumer products division, and, once produced, from the sale of broadcast rights and the licensing of rights to its entertainment project Monster In My Pocket. As of December 31, 2002, the Company believed that it needed to seek outside financing to fund the production of the entertainment project since it had limited revenues from operations. Until the Company's entertainment project could be financed and full television production activities commenced, the Company intended to seek short-term financing from outside sources and rely upon the limited revenues generated from its sales of consumer products.

SOURCES AND USES OF CASH
------------------------

For the six months ended December 31, 2002, the Company had a net operating loss of $721,382, and an overall net loss of $696,727. The Company experienced neutral cash flow for the year ended December 31, 2002. At December 31, 2002, the Company had $9,870 in cash and had a working capital deficit of $262,706.

In 2002, the Company did not use or depreciate the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to an enquiry from the Hong Kong Inland Revenue Department. The enquiry concerned the non-submission of certain tax computations to ascertain taxes payable by the prior owners of Jusco Toys. This was unknown to the Company until after the Company acquired Jusco Toys from the administrators of Just Group Plc. This enquiry has been determined in March 2004 at a cost to the Company of $9,235, and the Company now can utilize the moulds and tooling and depreciate the equipment.

     SOURCES AND USES OF CASH FROM OPERATING ACTIVITIES
     --------------------------------------------------

Cash flows from operating activities resulted in negative cash flows of $262,706 for the six months ended December 31, 2002. The negative cash flow was offset by an increase in current assets of $63,338 and $159,555. Accounts payable related primarily to significant legal and other professional fees. The Company expects to continue to experience an increase in accounts payable in the next few years until the Company is in position to produce its entertainment products and generate revenues from the sales of broadcast rights and licensing rights from its entertainment products.

As of December 31, 2002, it was necessary for the Company to obtain capital from outside sources to allow the Company to move forward with its operations and proposed new products. The Company believed that its future growth was dependent on the degree of success of current operations in generating revenues to pay for certain basic operating expenses, the ability to pay for obligations under the contractual terms of its existing obligations, and the ability to obtain financing from outside sources.

As of December 31, 2002, management expected to satisfy the Company's liquidity needs on a short-term basis through the continuing support of the directors, outside financings, and the subsequent expected sales growth from the Company's various company activities. The Company anticipated meeting its long-term liquidity needs through the internal cash flows generated by ongoing sales growth from projects such as its current entertainment project Monster In My Pocket. Furthermore, the Company will attempt to limit its long-term liquidity needs through the continuance of cost control measures applied to our operations.

     SOURCES AND USES OF CASH FROM INVESTING ACTIVITIES
     --------------------------------------------------

Cash flows from investing activities resulted in negative cash flows of $150,955 in the six months ended 2002. Cash used in investing activities was significant in 2002, because the Company as a start-up company used cash to acquire assets essential for the Company's start-up business stage. Cash applied to investing activities for the six months ended December 31, 2002 consisted of capital purchase of plant and equipment of $22,968, and the purchase of intangibles in the form of license agreements for intellectual property rights amounted to $127,987.

Cash for the Company's start-up expenses was obtained primarily from cash advances from two of our directors, Wilf and Paula Shorrocks.

     SOURCES AND USES OF CASH FROM FINANCING ACTIVITIES
     --------------------------------------------------

Cash flows from financing activities resulted in positive cash flows of $453,667 in the six months ended December 31, 2002. The primary source of funds was loans from the Company's officers. In future years, the Company intends to continue to rely upon capital raised from third party investors in private placements to fund the Company's operations, as well as any entertainment production financing partners it can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

SHORT TERM BORROWINGS. We had net cash provided from short term financing agreements in 2002 totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Limited.

The debt was originally due on January 10, 2003. At December 31, 2003, the balance was $266,835 without accrued interest. It is envisaged that the loan will be repaid in 2004 from revenues from the sale of inventory.

STOCKHOLDER ADVANCES. From time to time, Mr. and Mrs. Shorrocks loaned money to Peak Entertainment to fund day-to-day operations, as well as for the acquisition of certain properties. Since company inception through December 31, 2002, the Shorrocks loaned to the Company an aggregate of $972,386 and the Company repaid $78,193 to the Shorrocks in 2002. As of December 31, 2002, the Company owed $894,193 to the Shorrocks. These monies were loaned without interest and did not have a due date, and were due on demand.

As of December 31, 2003, the Shorrocks are owed $916,634. In March 2004, the Company gave the Shorrocks an unsecured promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining a shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

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

After paying for ordinary expenses, to the extent that the Company has available cash, including cash received from financing arrangements, significantly all of its cash will be applied to the production of the television episodes. We have been in negotiations with co-production partners for all of our television episodes. The total cost of each show will be formalized by way of a cash flow budget, payable over a period of 12 to 36 months. This will be monitored in detail. It will be a requirement of any of our partners to supply us with an actual budget statement on a monthly basis compared to the agreed budget. It is imperative that the Company does not increase the budget by significant amounts and that it tries to keep within the budget as much as it can. We have implemented tight procedures to ensure that the cash management has sufficient controls.

PLAN OF OPERATIONS TO ADDARESS GOING CONCERN

In their reports dated April 22, 2004, the Company's independent auditors stated that the Company's financial statements for the period July 1, 2002 to December 31, 2002, were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of recurring losses from operations, cash flow deficits and a net capital deficiency. As a result of the foregoing, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is subject to the Company's ability to generate a profit or obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, incurrence of debt, increasing sales or obtaining loans from various financial institutions where possible. The Company's continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

As of December 31, 2002, the primary issues management sought to focus on in the immediate future to address this matter included:

      o     a reverse acquisition with a publicly-held company;

      o seeking institutional investors for equity investments in the Company;

      o initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis; o focusing on, and continue to expand revenues, through the sales of consumer products, rather than on entertainments projects; o renegotiate payments terms of existing contractual obligations; o issue securities of the Company in lieu of cash for certain services performed for the Company; and o consider third-party licensing of the products.

To address these issues, in 2003, the Company completed a reverse acquisition with a publicly-held company, and the Company entered into an agreement for the sale of convertible debentures. Additionally, the Company has discussed renegotiation of payments terms of certain existing contractual obligations. As of December 31, 2003, the Company continued to experience losses from operations, cash flow deficits and a net capital deficiency.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies are described in the notes to the consolidated financial statements included in this document for the six months ended December 31, 2002.

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

This accounting treatment has not been material in the Company's operations through December 31, 2002. From time to time, the Company expects to receive funds in advance to produce television show episodes, the production of which could take from one to three years. Advances received will not be recorded as revenues until the revenue recognition conditions are met.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirement for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS

PEAK ENTERTAINMENT HOLDINGS, INC

Combined Financial Statements

For the period July 1, 2002 to December 31, 2002

PEAK ENTERTAINMENT HOLDINGS, INC

COMBINED FINANCIAL STATEMENTS FOR THE PERIOD JULY 1, 2002 (INCEPTION) TO DECEMBER 31, 2002

CONTENTS

PAGE:

F-1           Independent auditors' report

F-2           Combined balance sheet

F-3           Combined statement of operation

F-4           Combined statement of comprehensive loss

F-5           Combined statement of changes in stockholders' equity (deficit)

F-6           Combined statement of cash flows

F-7           Notes to Combined financial statements

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF PEAK ENTERTAINMENT HOLDINGS, INC

We have audited the accompanying combined balance sheets of Peak Entertainment Holdings, Inc as of December 31, 2002, and the related combined statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the period July 1, 2002 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Peak Entertainment Holdings, Inc as of December 31, 2002, and the combined results of its operations and its cash flows for the period July 1, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the combined financial statements, the Company has suffered recurring losses from operations, cash flow deficits and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOODBAND VINER TAYLOR
SHEFFIELD, ENGLAND
APRIL 22, 2004

PEAK ENTERTAINMENT HOLDINGS, INC
                                                          December 31,
COMBINED BALANCE SHEET                                        2002
----------------------                                    ------------

ASSETS

Current Assets
--------------

Cash and cash equivalents                                 $     9,870
Accounts receivable                                            63,341
Inventories                                                   238,058
Other current assets                                               --
                                                          -----------
Total current assets                                      $   311,269

Plant and equipment, net                                      136,538
Intangible assets, net of amortization                      1,984,159
                                                          -----------
                                                          $ 2,431,966
                                                          ===========
LIABILITIES AND  STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
-------------------

Short term borrowings                                     $   264,600
Accounts payable                                              578,835
Stockholders' advances account                                894,193
License fees payable                                          300,000
Other accrued liabilities                                     233,316
                                                          -----------
Total current liabilities                                 $ 2,270,944

Long Term Liabilities
---------------------

License fees payable                                        1,200,000
                                                          -----------
Total long term liabilities                               $ 1,200,000

Stockholders' Equity (deficit)
------------------------------

Common stock, par value $0.01 - 900,000,000 shares
 authorized, 19,071,684 shares issued and outstanding     $    19,075
Additional paid in capital                                    (19,072)
Retained earnings (deficit)                                  (967,451)
Other comprehensive income
                                                              (71,530)
                                                          -----------
Total stockholders' equity (deficit)                       (1,038,978)
                                                          -----------
                                                          $ 2,431,966
                                                          ===========



See accompanying notes to combined financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC

COMBINED STATEMENT OF OPERATIONS
--------------------------------
                                         Period July 1, 2002 to
                                            December 31, 2002
                                         ----------------------
Revenue
  Character related consumer products            310,974
  Character licensing arrangements                 7,808
                                             -----------
Net revenue                                      318,782

Cost of Revenue
  Cost of goods sold                             270,483
                                             -----------
Total cost of revenue                            270,483

Gross profit                                      48,299

Operating expenses
  Selling, general and administrative            707,134
  Depreciation and amortization                   62,547
                                             -----------
Total operating expenses                         769,681
                                             -----------

Loss from operations                            (721,382)

Foreign exchange - gain                           43,913

Interest expense                                 (19,258)
                                             -----------
Net loss                                        (696,727)
                                             ===========

Basic and diluted net loss per share         $     0.037


Weighted average common shares
outstanding                                   19,071,684
                                             ===========


See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC

COMBINED STATEMENT OF COMPREHENSIVE LOSS
----------------------------------------

                                           Period July 1, 2002 to
                                              December 31, 2002
                                           ----------------------


Net loss                                          $(696,727)

Cumulative translation adjustment                   (54,315)
                                                  ---------
Comprehensive loss                                $(751,042)
                                                  =========



See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC

COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------

                                                                                    Accumulated
                                                      Additional      Retained         Other
                                         Common       paid in         Earnings     comprehensive
                           Shares         stock        capital        deficit         income         Total
                         -----------   -----------   -----------    -----------    -------------  -----------

Issuance of shares                 2   $         3            --    $        --    $        --    $         3

Stock split, effective
 April 22, 2003           19,071,682        19,072       (19,072)            --             --             --

Net Loss                          --            --            --       (270,724)       (17,215)      (287,939)

                         -----------   -----------   -----------    -----------    -----------    -----------
Balance, June 30, 2002    19,071,684        19,075       (19,072)      (270,724)       (17,215)      (287,939)

Net loss                          --            --            --       (696,727)            --       (696,727)
Cumulative
translation
adjustment                        --            --            --             --        (54,315)       (54,315)
                         -----------   -----------   -----------    -----------    -----------    -----------
Balance, December
31, 2002                  19,071,684   $    19,075   $   (19,072)   $  (967,451)   $   (71,530)   $(1,038,978)
                         ===========   ===========   ===========    ===========    ===========    ===========




See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC

COMBINED STATEMENT OF CASH FLOWS
--------------------------------
                                                           July 1, 2002 to
                                                          December 31, 2002
                                                          -----------------
Cash flows from operating activities:

Net loss                                                    $ (696,727)

Adjustments  to reconcile  net loss to net cash used in
 operating activities:
Depreciation                                                     3,341
Amortization of intangible assets                               59,206
Foreign exchange gain                                          (43,913)

Changes in working capital:
Accounts receivable                                            (63,338)
Inventories                                                   (189,278)
Other current assets                                            29,723
Accounts payable and other accrued liabilities                 638,286
                                                            ----------
Net cash used in operating activities                         (262,706)
                                                            ==========
Cash flows from investing activities:

Purchase of plant and equipment                                (22,968)
Purchase of intangibles                                       (127,987)
                                                            ----------
Net cash used in investing activities                         (150,955)
                                                            ==========
Cash flows from financing activities:

Short term borrowings, net                                     264,600
Stockholders advances account                                  189,067
                                                            ----------
Net cash provided from financing activities                    453,667
                                                            ==========
Cumulative translation adjustment                              (50,196)
                                                            ==========
Decrease in cash and cash equivalents                          (10,190)
Cash and cash equivalents, beginning of year                    20,060
                                                            ----------
Cash and cash equivalents, end of year                      $    9,870
                                                            ==========
Supplemental disclosure of cash flow information
Interest paid                                               $       65
                                                            ==========
Purchase of licenses  through  issuance of
long term liabilities                                       $1,500,000
                                                            ==========

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


1             DESCRIPTION OF BUSINESS AND FUTURE PROSPECTS

              Peak Entertainment Holdings, Inc, formerly Peak Entertainment Limited was formed on November 20, 2001 and is an integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc to take a property from concept to consumer in-house, controlling and coordinating broadcast, promotions and product launches (toys, apparel, video games, etc.) to build market momentum and worldwide brand quality.

              The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As explained below, the Company has sustained recurring operating losses, cash flow deficits and has a net capital deficiency as of December 31, 2002. On April 22, 2003, the Company completed a reverse acquisition with a public shell and has become a public company with access to the US capital markets. Immediately following the reverse acquisition, the Company entered into an agreement for the issuance of up to $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the company's common stock.

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

2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              (A)    Principals of Consolidation and Combination

                     The accompanying combined financial statements include the accounts of Jusco Toys Ltd, Jusco UK Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd after elimination of inter-company transactions and balances. Jusco Toys Ltd, Jusco UK Ltd and Wembley Sportsmaster Ltd are wholly-owned subsidiaries of Peak Entertainment Holdings, Inc, which is owned by Wilfred and Paula Shorrocks. Cameo Collectables Limited was formed on August 20, 2002 and is owned by Wilfred and Paula Shorrocks. The financial statements of Cameo Collectables Ltd have been combined with Peak Entertainment Holdings, Inc as both entities were under common control, until February 7, 2003 when Peak Entertainment Holdings, Inc acquired the whole of the share capital in Cameo Collectables Limited.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


              (B)    Basis of preparation

                     The financial statements have been prepared on a going concern basis, the validity of which depends upon future funding being available. The validity of the going concern concept is also dependent upon the continued support of the directors.

                     Should such support be withdrawn and funding not made available, the company may be unable to continue operations. Adjustments would have to be made to reduce the value of assets to their recoverable amount to provide for any further liabilities which might arise and to reclassify fixed assets as current assets.

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


                                       F-8
                                       40

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                       F-9
                                       41

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


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

              (I)    Cash Equivalents

                     For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company maintains bank accounts in the United States of America, United Kingdom and Hong Kong. The balances held in these accounts are $8,823, (pound)(14,354) and HK$1998 respectively.

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

                                      F-10
                                       42

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              (K)    Advertising costs

                     Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $0 for the period ended December 31, 2002.

              (L)    Foreign currencies

                     The Company uses the British Pound as its functional currency. Transactions denominated in foreign currencies are translated at the year-end rate with any differences recorded as foreign currency transaction gains and losses and are included in the determination of net income or loss. The Company has translated the financial statements into US Dollars. Accordingly, assets and liabilities are translated using the exchange rate in effect at the balance sheet date, while income and expenses are translated using average rates. Translation adjustments are reported as a separate component of stockholders' equity/(deficit).

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


                                      F-11
                                       43

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


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

                     Basic and diluted earnings per share are the same during 2002 as the impact of dilutive securities is antidilutive. There are warrants to purchase 600,000 shares of the Company's common stock currently outstanding.

              (P)    Recent Accounting Pronouncements

                     In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirement for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.


                                      F-12
                                       44

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              (P)    Recent Accounting Pronouncements (continued)

                     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

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


                                      F-13
                                       45

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              (P)    Recent Accounting Pronouncements (continued)

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

              The following summarises the final purchase price allocation of the assets acquired at the date of acquisition.

              Cash                               $  17,811
              Moulds and toolings                   91,980
              Fixtures and fittings                  2,202
                                                   -------
              Cash purchase price                $ 111,993
                                                   =======

              The Company's combined results of operations have incorporated Jusco Toys Ltd's activity on a combined basis from April 19, 2002, the date of acquisition.


                                      F-14
                                       46

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


3             ACQUISITION (CONTINUED)

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

4             PLANT AND EQUIPMENT

              Plant and equipment comprise the following at December 31, 2002.

              Fixtures and fittings                        $ 25,380
              Moulds and tooling                             95,654
              Computer equipment                             18,949
                                                           --------
                                                            139,983
              Accumulated depreciation                        3,445
                                                           --------
                                                           $136,538
                                                           ========

              The company is not currently using or depreciating the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to the enquiry from the Hong Kong Inland Revenue Department. These moulds and tooling will be utilized once the enquiry has been settled and management believes that no impairment has occurred. This enquiry has been determined in March 2004 at a cost to the Company of $9,235. The Company can now utilize the moulds and tooling. The Company owns other moulds and tooling included above that has a cost of $12,374, which it is currently using and hence depreciating.


PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


5             INTANGIBLE ASSETS

                                                      Accumulated
                                            Cost      amortization     Total
                                          ----------- ------------  ---------
              Licences                    $1,780,607      $69,511   $1,711,096
              Trademarks                     114,182        2,946      111,236
              Film and television costs      111,316           --      111,316
              Website costs                   53,483        2,972       50,511
                                          ----------      -------   ----------
                                          $2,059,588      $75,429   $1,984,159
                                          ==========      =======   ==========

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

6             INCOME TAXES

              The components of the deferred tax balances at December 31, 2002 are as follows.

                                                                    2002
              Deferred tax assets - non - current
              Loss carry forwards                                $ 263,208
                                                                 ---------
              Total deferred tax assets                            263,208
                                                                 ---------
              Deferred tax liabilities - current
              Depreciation and amortization not
              currently deductible for tax purposes                 23,014
                                                                 ---------
              Total deferred tax liabilities                        23,014
                                                                 ---------
              Net deferred tax asset before                        240,194
              valuation allowance
              Valuation allowance                                 (240,194)
                                                                 ---------
              Net deferred tax asset                             $      --
                                                                 =========

              The Company's effective tax rate of 0% defers from the statutory rate of 30% due to the fact that the Company, at this point in time, considers it more likely than not that the deferred tax asset related to net operating loss carryforwards will not be recognized. Accordingly, deferred tax assets at December 31, 2001 and 2002 have been reduced by a valuation allowance relating to the tax benefits attributable to net operating losses. Operating losses can be carried forward indefinitely in the United Kingdom. At December 31, 2002 the net operating losses total $877,359.

              It has been assumed that any losses will be utilised against the first available profits at a tax rate of 30% but a tax rate of 19% may be used, if the small Company rate of tax is utilised.


PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


7             SHORT TERM BORROWINGS

              On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest is due on January 10, 2003. The debt has not been repaid and is due upon demand. The debt is collateralized by certain inventory of the Company's subsidiary, Jusco UK Limited.

8             COMMITMENTS

              The Company leases buildings under non-cancellable operating leases. Future minimum lease payments under those leases are as follows at December 31, 2002.

              Year ending December 31, 2003                  $56,124
                                                             =======

              Rent expense for all operating leases charged against earnings amounted to $37,423 in the period.

7             SHORT TERM BORROWINGS

              On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest is due on January 10, 2003. The debt has not been repaid and is due upon demand. The debt is collateralized by certain inventory of the Company's subsidiary, Jusco UK Limited.

8             COMMITMENTS

              The Company leases buildings under non-cancellable operating leases. Future minimum lease payments under those leases are as follows at December 31, 2002.

              Year ending December 31, 2003                $56,124
                                                           =======

              Rent expense for all operating leases charged against earnings amounted to $37,423 in the period.

9             TRANSACTIONS WITH RELATED PARTIES

              The relationship between the Company and its related parties are:

              |X| Wilfred and Paula Shorrocks are deemed to be related parties as they are directors of the following companies:
                     Peak Entertainment Ltd, Jusco UK Ltd, Jusco Toys Ltd, Wembley Sportsmaster Ltd, Cameo Collectables Ltd and Peak Entertainment Holdings, Inc.

              During the year the Company had the following transactions with its related parties:

              a) Wilfred and Paula Shorrocks

                 i)  Movements on stockholders' advances account

                     Balance due by the Company at June 30, 2002       $671,357
                     Advances received                                  189,067
                     Foreign exchange loss                               33,769
                                                                       --------
                     Balance due by the Company at December 31, 2002   $894,193
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

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


9             TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

                 ii) License agreements

                     On April 30, 2002 the Company entered into a license agreement with Wilfred and Paula Shorrocks whereby the Company acquired the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement the company has undertaken to pay to Wilfred and Paula Shorrocks a guaranteed minimum royalties amount of US $1,000,000, with the agreement due to expire on December 31, 2023. On April 14, 2004, the company entered into an amendment of the license agreement which established a minimum quarterly royalty payment of $12,500 beginning September 30, 2004. This liability is included in unearned royalties and other advances.

                     On February 25, 2002 the Company entered into a license agreement for rights to In My Pocket from Morrison Entertainment Group, Inc., in which Wilfred and Paula Shorrocks, were also parties. Pursuant to the agreement, Wilfred and Paula Shorrocks are individually entitled to a certain percentage of the revenues. The Company is entitled to 10% of the revenues from the United States, 35% of the revenues from the United Kingdom, and 40% of the revenues from other territories. Morrison Entertainment Group is entitled to 60% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 30% of the revenues from other territories. The Shorrocks are entitled to 30% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 32.5% of the revenues from other territories. The revenue allocation refers to revenues from character and merchandise licensing and sales activities, and the allocation is to be adjusted for entertainment production financing terms.

10            SUBSEQUENT EVENTS

              On January 20, 2003 the company entered into a distribution agreement with Character Options Ltd relating to the `In My Pocket' intellectual properties. The Company received an advance royalty payment of $160,990 and the agreement stipulates minimum royalties payable of $241,485 in total over the period of the contract.

              On February 17, 2003 an agreement with GMTV was signed, contracting the Company to provide 26 episodes of a `Monster in my Pocket' television program. The license period will commence on September 1, 2003 and the total license fee receivable by the Company will be US $393,000. An advance fee of US $98,250 was received upon execution of the agreement.

              On February 7, 2003 the Company acquired the shares of Cameo Collectables Limited from Wilfred and Paula Shorrocks by means of an exchange of 2 shares of common stock of Peak Entertainment Holdings, Inc.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


10            SUBSEQUENT EVENTS (CONTINUED)

              On April 22, 2003, Palladium Communications, Inc. ("Palladium") (a US public company) issued 19,071,684 shares of its common stock for all of the outstanding common stock of Peak Entertainment Holdings, Inc. Immediately prior to the transaction, Peak Entertainment Holdings, Inc authorized a stock split so that the outstanding shares of common stock were increased from 2 to 19,071,684. Immediately after the transaction, the shareholders of Peak Entertainment Holdings, Inc (Wilf and Paula Shorrocks) owned approximately 90% of the outstanding common stock of Palladium. This transaction will be accounted for as a reverse acquisition of a public shell. The accounting for a reverse acquisition with a public shell is considered to be a capital transaction rather than a business combination. That is, the transaction is equivalent to the issuance of common stock by Peak for the net monetary assets of Palladium, accompanied by a recapitalization. Palladium's net deficit will be recorded at carryover basis and no goodwill will be generated in the transaction. The net deficit of Palladium, $208,500, at the time of transaction is included in stockholders' equity. The other side of this transaction is to add 208,500 in liabilities related to convertible debentures to the historical financial statements of Peak Entertainment Holdings Inc. The historical financial statements of the "registrant" become those of Peak Entertainment Holdings, Inc. Subsequent to the transaction, Palladium changed its name to Peak Entertainment Holdings, Inc.

              Immediately following the reverse acquisition, the Company entered into an agreement for the issuance of up to $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the Company's common stock. The Company received $300,000 at the time of execution off the agreement for the issuance of the debentures and warrants and received the remainder of $250,000 on June 26, 2003 and $235,000 on July 11, 2003.

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

              The Company will record these debentures and warrants in accordance with the provisions of EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". Under the provision of EITF 00-27, the Company will allocate the total proceeds received between the convertible debentures and the warrants based on their relative fair value at the date of issuance. The Company then estimated the intrinsic value of the beneficial conversion feature resulting from the ability of the debenture holders to convert at a 50% discount. As a result, the Company will record a debt discount of $785,000. The debt discount will be amortized as interest expense over the life of the debentures, which is one year.

              On February 28, 2002, Palladium, the predecessor to Peak Entertainment Holdings, Inc entered into an agreement pursuant to which Palladium issued $208,500 in convertible debentures and issued warrants to purchase 645,000 shares of the Company's common stock exercisable for five years at $0.31 per share. These warrants are still outstanding as of December 31, 2002, and can be exercised to purchase shares of Peak Entertainment Holdings, Inc.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


10            SUBSEQUENT EVENTS (CONTINUED)

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

              The warrants have been valued using the Black-Scholes Option Model. The value of the warrants that vest immediately was $390,000 on the date of grant. The value of these warrants will be recorded as deferred professional fees and will be amortized to earnings ratably over the three year service period.

              The value of the warrants that vest on July 24, 2004 are determined at the end of each reporting period. The company will record the expense for each quarter based on the value of the warrants at the end of each reporting period.

              On July 15, 2003 pursuant to a consulting agreement with Mr Jack Kuessous, the Company issued to Mr Kuessous warrants to purchase 240,000 shares of the Company's common stock with an exercise price of $1.20 per share in exchange for consulting services over a one year period. The warrants vested immediately upon execution of the consulting agreement. The warrants have been valued using the Black-Scholes Option Model and had a value of $263,983 on the date of grant. The value of these options will be recorded as a current asset and will be amortised to earnings ratably over the one year service period.

              On December 17, 2003 the exercise price of the warrants held by Mr. Kuessous were changed from $1.20 per share to $0.50 per share. The amount to be expensed over the remaining service period related to the $1.20 warrants will be the remaining unamortized fair value of the $0.50 warrants as of December 17, 2003, plus the amount by which the fair value of the $1.20 warrants valued as of December 17, 2003 is greater than the fair value of the $0.50 warrants immediately before the terms were modified. The Company used the Black-Scholes Option Model and determined that the value of the $0.50 warrants immediately prior to the conversion of the terms was essentially the same as the $1.20 warrants granted on December 17, 2003. Accordingly, the Company will amortize the original value of $263,983 over the one year service period.

              In July 2003, Mr Kuessous advanced the Company $100,000. On December 17, 2003, the company entered into a "Cancellation of Debt in Exchange for Securities Agreement", whereby Mr Kuessous cancelled the $100,000 owed to him by the Company in exchange for 583,333 shares of common stock of the company and 150,000 common stock purchase warrants with an exercise price of $0.50 per share. The warrants vested immediately and are exercisable over a three year period. The warrants have been valued using the Black-Scholes Option Model and had a value of $79,449 at the date of grant and the common stock had a value of $332,500 on the date of issuance. The total value of the common stock and warrants is $411,995 and was compared with the $100,000 carrying value of the advances, and results in an additional expense of $311,995, which will be included in selling, general and administrative expenses.

PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


10            SUBSEQUENT EVENTS (CONTINUED)

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


PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


10            SUBSEQUENT EVENTS (CONTINUED)

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


PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


10            SUBSEQUENT EVENTS (CONTINUED)

              On January 29, 2004, the Company entered into a "Securities Purchase Agreement" with Shai Stern. Pursuant to the agreement, it issued $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debenture are due on January 29 of each year, commencing with January 29, 2005. At the option of the Company interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause the Company to issue common stock in exchange for interest. The warrants are exercisable for three years at a price of $0.50 per share. After the tenth consecutive business day in which the common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $51,997 at the date of grant. The Company will record these debentures and warrants in accordance with the provisions of EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instrument". Under the provisions of EITF 00-27, the Company will allocate the total proceeds received between the convertible debentures and the warrants based on their relative fair value at the date of issuance. The Company will then estimate the intrinsic value of the beneficial conversion feature. The Company has determined that intrinsic value of the beneficial conversion feature exceeds the face value of the debt and accordingly, the Company will record a debt discount of $50,000. The debt discount will be amortized as interest expense over the life of the debentures, which is three years.

              On February 11, 2004 the Company entered into a financial advisor agreement with Ameristar International Capital, Inc. It issued 100,000 shares of common stock as an initial equity fee pursuant to the agreement. These shares had a fair value of $43,000 at the date of grant. The Company will record the value of the common stock as an expense, as there is no continuing benefit.

              In 2003, the Company entered into an agreement with William Ivers in connection with business consulting services, relating to the preparation of a written business plan rendered by Mr Ivers. In exchange for these services, the Company agreed to pay $19,012 in cash and issue 16,667 shares of common stock at a future date. On February 12, 2004 the Companies issued 16,667 shares of common stock to Mr Ivers at a value of $8,333 at the date of grant. The Company will record the transaction as professional fees to be expensed.

              In 2003, the Company entered into an agreement with Lou Schneider in connection with business consulting services, related to establishing potential apparel-related licensing relationships with third parties, rendered by Mr Schneider. In exchange for these services, the company agreed to issue 20,000 shares of common stock at a future date. On February 12, 2004 the company issued 20,000 shares of common stock to Mr Schneider at a value of $10,000 at the date of grant. The Company will record the transaction as professional fees to be expensed.


PEAK ENTERTAINMENT HOLDINGS, INC

NOTES TO COMBINED FINANCIAL STATEMENTS

FOR THE PERIOD JULY 1, 2002 TO DECEMBER 31, 2002


10            SUBSEQUENT EVENTS (CONTINUED)

              In 2003 the Company entered into an agreement with Rolin Inc to provide financial advisory services in exchange for common stock of the Company. On February 12, 2004, the Company issued an aggregate of 20,409 shares of common stock to Rolin Inc. These shares had a fair value of $10,204 at the date of grant. The Company will record the transaction as professional fees to be expensed.

              On March 10, 2004, the Company entered into "Securities Purchase Agreements" with eleven accredited investors. Pursuant to the agreements, the Company sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for a total purchase price of $500,000.

              Legend Merchant Group, Inc acted as the placement agent for the above transaction. All of the purchasers were pre-existing customers of Legend Merchant Group. The Company paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $92,794 at the date of grant. The total fee of $117,744 will be offset against the proceeds off the offering.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Palladium Communications (former business)
------------------------------------------

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

Peak Entertainment Holdings, Inc. (current business)
----------------------------------------------------

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OUR MANAGEMENT

The persons listed in the table below are our present directors and executive officers as of March 31, 2004.

Name                        Age      Position

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

BOARD COMMITTEES AND MEETINGS

During the fiscal year that ended on December 31, 2002, the Board of Directors undertook actions by written consent by the Board of Directors.

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


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly compensated executive officers whose total annual salary and bonus for the past three fiscal years exceeded $100,000:

                                                         Fiscal
Name and Principal Position       Year       Salary      Bonus     Other (1)
-----------------------------     -----     -------     -------     -------

Wilfred Shorrocks,(2)
  Chief Executive Officer         $2002     $ 5,200     $     0     $     0
Raymond C. Dauenhauer, Jr          2002      58,900           0      63,937
   (former President and CEO)      2001      46,400           0      37,705
                                   2000       4,241           0      37,316

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of April 22, 2003, after giving effect to the sale of our former business and the reverse acquisition of Peak Entertainment Ltd., the shares of our common stock beneficially owned by

      o by each person who is known by us to beneficially own more than 5% of our common stock;

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

The address of each of the persons named in the table is c/o Peak Entertainment, Ltd. Bagshaw; Hall, Bagshaw Hill, Bakewell, Derbyshire, UK DE45 1DL.


Name and Address                        Amount and Nature          Additional Shares            Percent
of Beneficial Owner                    of Beneficial Owner     Acquirable Within 60 days       Of Class

Wilfred Shorrocks  (1)(2)                          8,486,899                           0            40.0%
Paula Shorrocks  (1)(2)                            8,486,899                           0            40.0%
Phil Ogden                                           476,792                           0             2.2%
Alan Shorrocks (2)                                   476,792                           0             2.2%
Nicola Yeomans (3)                                         0                           0             0%
Terence Herzog (4)                                   743,585                           0             3.5%
Michael Schenkein                                          0                           0

All officers and directors as a group             18,670,967                           0            88.1%
(7 persons)


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Mr. and Mrs. Shorrocks loaned money to Peak Entertainment to fund day-to-day operations, as well as for the acquisition of certain properties. Since company inception through December 31, 2002, the Shorrocks loaned to Peak Entertainment an aggregate of $972,386, and we repaid $78,193 to the Shorrocks in 2002 and $71,206 in 2003. As of December 31, 2003, we have yet to repay $916,634 to the Shorrocks. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining a shareholders' equity exceeds 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit No.   Description
-----------   -----------
2.1           Agreement  and  Plan  of  Reorganization   between  Corvallis  and
              USAOneStar,  dated October 31, 2000  (Incorporated by reference to exhibit 2.1 of Form 10-QSB filed on November 14, 2000)
2.2           Agreement  and  Plan  of  Reorganization  between  USAOneStar  and
              Palladium,  dated  August 31, 2001  (Incorporated  by reference to exhibit 2.1 of Form 8-K filed on September 14, 2001)
2.3           Agreement  and  Plan  of  Acquisition   by  and  among   Palladium
              Communications,  Inc., Peak Entertainment, Ltd., Wilfred Shorrocks
              and  Paula  Shorrocks,  made as of the  22nd  day of  April,  2003
              (Incorporated  by  reference  to exhibit 10.1 of Form 8-K filed on
              May 7, 2003)
2.4           Asset  Purchase  Agreement,  dated as of April 22,  2003,  between
              Palladium Communications,  Inc. and Palladium Consulting Group LLC
              (Incorporated  by  referenced to exhibit 2.4 of Form SB-2 filed on
              February 2, 2004)
3.1           Articles of Merger for Corvallis,  Inc. (Incorporated by reference to exhibit 3.1 of Form 8-K/A filed on January 12, 2001)
3.2           Articles of Incorporation,  as amended  (Incorporated by reference to exhibit 3.1 of Form 8-K filed on February 7, 2002)
3.3           Bylaws,  as amended and  restated  (Incorporated  by  reference to
              Exhibit 3.1 of Form 10-KSB filed on April 27, 2004)
4.1           Securities   Purchase   Agreement,   dated  as  of  February  2002
              (Incorporated  by  referenced to exhibit 4.1 of Form SB-2 filed on
              February 2, 2004)
4.2           Amendment to Securities  Purchase  Agreement,  dated June 17, 2003
              (Incorporated  by  referenced to exhibit 4.2 of Form SB-2 filed on
              February 2, 2004)
4.3           Securities  Purchase  Agreement,   dated  as  of  April  22,  2003
              (Incorporated  by  referenced to exhibit 4.3 of Form SB-2 filed on
              February 2, 2004)
4.4           Disclosure  Schedules to Securities Purchase Agreement dated April
              22, 2003 (Incorporated by reference to exhibit 10.1 of Form 10-QSB filed on November 26, 2003)
4.5           January  2004   Securities   Purchase   Agreement  for  $1,000,000
              (Incorporated  by  referenced to exhibit 4.5 of Form SB-2 filed on
              February 2, 2004)
4.6           January   2004   Securities   Purchase   Agreement   for  $500,000
              (Incorporated  by  referenced to exhibit 4.6 of Form SB-2 filed on
              February 2, 2004)
4.7           January   2004   Securities   Purchase   Agreement   for   $50,000
              (Incorporated  by  referenced to exhibit 4.7 of Form SB-2 filed on
              February 2, 2004)
10.1          License  Agreement with Wilf and Paula Shorrocks,  dated April 30,
              2002  (Incorporated  by  referenced  to exhibit  10.1 of Form SB-2 filed on February 2, 2004)
10.2          Consulting   Agreement  with  POW!   Entertainment  and  Stan  Lee
              (Incorporated by reference to exhibit 10.2 of Form 10-QSB filed on November 26, 2003)
10.3          Consulting  Agreement  with Jack  Kuessous  with  Form of  Warrant
              (Incorporated by reference to exhibit 10.3 of Form 10-QSB filed on November 26, 2003)
10.4          Amended Consulting  Agreement with Jack Kuessous  (Incorporated by referenced to exhibit 10.4 of Form SB-2 filed on February 2, 2004)
10.5          Cancellation of Debt Agreement with Jack Kuessous (Incorporated by referenced to exhibit 10.5 of Form SB-2 filed on February 2, 2004)
10.6          Settlement  of  Debt  Agreement  (Incorporated  by  referenced  to exhibit 10.6 of Form SB-2 filed on February 2, 2004)
10.7          License Agreement with Morrison  Entertainment  Group, Inc., dated
              February 25, 2002 (Incorporated by referenced to exhibit 10.7 of Form SB-2 filed on February 2, 2004)
10.8          License  Agreement  with Jesco Imports,  Inc.,  dated June 1, 2002
              (Incorporated by referenced to exhibit 10.8 of Form SB-2 filed on February 2, 2004)

10.9 License Agreement with Toontastic Publishing Ltd, dated December 5, 2002 (Incorporated by referenced to exhibit 10.9 of Form SB-2 filed on February 2, 2004)
10.10 License Agreement with SAN-X Co., Ltd., dated January 14, 2003 (Incorporated by referenced to exhibit 10.10 of Form SB-2 filed on February 2, 2004)
10.11 Distribution Agreement, dated January 20, 2003, with Character Options Ltd. (Incorporated by referenced to exhibit 10.11 of Form SB-2 filed on February 2, 2004)
10.12 Agency Agreement with Colin Lisle & Associates Ltd, dated February 4, 2003 (Incorporated by referenced to exhibit 10.12 of Form SB-2 filed on February 2, 2004)
10.13 Agreement between Peak Entertainment Ltd. and GMTV of the London Television Centre, dated February 17, 2003 (Incorporated by referenced  to  exhibit  10.13 of Form SB-2 filed on  February  2,
              2004)
10.14 Agreement, dated April 28, 2003, with The Silly Goose Company, LLC (Incorporated by referenced to exhibit 10.14 of Form SB-2 filed on February 2, 2004)
10.15 Distribution Agreement, dated July 1, 2003 with Perfectly Plush Inc. (Incorporated by referenced to exhibit 10.15 of Form SB-2 filed on February 2, 2004)
10.16 International Representation Agreement with Haven Licensing Pty Ltd, dated August 19, 2003, 2003 (Incorporated by referenced to exhibit 10.16 of Form SB-2 filed on February 2, 2004)
10.17 International Representation Agreement with Character Licensing & Marketing, dated September 17, 2003 (Incorporated by referenced to exhibit 10.17 of Form SB-2 filed on February 2, 2004)
10.18 International Representation Agreement with Kidz Entertainment, dated October 31, 2003 (Incorporated by referenced to exhibit
              10.18 of Form SB-2 filed on February 2, 2004)
10.19 License Agreement with Radica UK Ltd., dated December 12, 2003 (Incorporated by referenced to exhibit 10.19 of Form SB-2 filed on February 2, 2004)
10.20 Entertainment Production Agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC (Incorporated by referenced to exhibit 10.20 of Form SB-2 filed on February 2, 2004)
10.21 Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd., dated January 9, 2004 (Incorporated by referenced to exhibit 10.21 of Form SB-2 filed on February 2,
              2004)
10.22 Terms of understanding with Moody Street Kids and Funbag Animation Studios Inc. (Incorporated by referenced to exhibit 10.22 of Form SB-2 filed on February 2, 2004)
10.23 Agreement with POW! Entertainment, dated January 23, 2004 (Incorporated by referenced to exhibit 10.23 of Form SB-2 filed on February 2, 2004)
10.24 Agreement with Mainframe Entertainment, Inc. dated June 1, 2003 (Incorporated by referenced to exhibit 10.24 of Form SB-2 filed on February 2, 2004)
10.25 Agreement for Services with Vintage Filings, LLC, dated January 23, 2004 (Incorporated by referenced to exhibit 10.25 of Form SB-2 filed on February 2, 2004)
10.26 Financial Advisor Agreement with Ameristar International Capital, Inc. (Incorporated by reference to Exhibit 10.1 of Form 10-KSB filed on April 27, 2004)
10.27 Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington (Incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on April 27, 2004)
10.28 Form of Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on April 27, 2004)
10.29 Stock Purchase Warrant Agreement issued to Legend Merchant Group in connection with Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on April 27, 2004)
10.30         Financial  Advisor  Agreement  with  Source  Capital  Group,  Inc.
              (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed on April 27, 2004)
10.31 License Agreement with Toontastic Publishing Ltd., Renewal (Incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on April 27, 2004)
10.32         Promissory Note to Shorrocks (Incorporated by reference to Exhibit
              10.7 of Form 10-KSB filed on April 27, 2004)
10.33 Amendment to Shorrocks License Agreement (Incorporated by reference to Exhibit 10.8 of Form 10-KSB filed on April 27, 2004)

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

----------
* Filed herewith.


REPORT ON FORM 8-K

The Company's former business, Palladium Communications, filed the following reports:

(a) On February 7, 2002, the Company filed a report on Form 8-K reporting under Item 4 a change in certifying accountant, and under Item 5 a change in the Company's name from USAOneStar.Net, Inc. to Palladium Communications, Inc. and an increased in the Company's authorized shares of common stock from 200,000,000 to 900,000,000 shares.

(b)      On July 9, 2002, the Company filed a report on Form 8-K reporting under
         Item 5 the granting of acceleration of the effective date of a registration statement on Form SB-2, filed on June 17, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Fees for audit services provided by our principal accountant during the years ended December 31, 2001 and 2002 were $0 and $64,396, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years 2001 and 2002.

TAX FEES

Fees for tax services provided by our principal accountant during the years ended December 31, 2001 and 2002 were $0 and $0, respectively. Tax services related primarily to the preparation of company tax filings with regulatory agencies.

ALL OTHER FEES

There were no other fees billed for services.

AUDIT COMMITTEE PROCEDURE

The Board of Directors is responsible for matters typically performed by an audit committee. We do not have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years ended 2001 and 2002 were approved by the Board of Directors. We intend to continue using its principal accountant, goodband viner taylor, solely for audit and audit- related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and similar transactions.

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

                                             PEAK ENTERTAINMENT HOLDINGS, INC.

                                             By: /s/ WILFRED SHORROCKS
                                                 ---------------------
                                             Wilfred  Shorrocks,
                                             Chairman   and   Chief    Executive
                                             Officer

                                             Dated: May 10, 2004


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURE                                   TITLE              DATE

/s/ WILFRED SHORROCKS      President, Chairman, and Chief      May 10, 2004
---------------------      Executive Officer
Wilfred Shorrocks          (Principal Executive Officer)


/s/ PAULA SHORROCKS        Vice President and Director         May 10, 2004
-------------------
Paula Shorrocks


/s/ PHIL OGDEN             Vice President and Director         May 10, 2004
--------------
Phil Ogden


/s/ ALAN SHORROCKS         Vice President                      May 10, 2004
------------------
Alan Shorrocks


/s/ Nicola Yeomans         Vice President                      May 10, 2004
------------------
Nicola Yeomans             (Principal Accounting Officer)