Form 10QSB
period 2004-03-31
PEAK ENTERTAINMENT HOLDINGS INC
filed 2004-05-17
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                       Commission file number: 33-18143-D

                                -----------------

                        PEAK ENTERTAINMENT HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                   87-0449399
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)


                      BAGSHAW HALL, BAGSHAW HILL, BAKEWELL,
                             DERBYSHIRE, UK DE45 1DL
                    (Address of principal executive offices)

                                 44 1629 814555
                           (Issuer's telephone number)

                                -----------------

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

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2004


                                TABLE OF CONTENTS
                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Consolidated Balance Sheets                                           3
         Consolidated Statements of Operations                                 4
         Consolidated Statements of Comprehensive Loss                         5
         Consolidated Statements of Cash Flows                                 6
         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            19
Item 3.  Controls and Procedures                                              31

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    32
Item 2.  Changes in Securities and Use of Proceeds                            32
Item 5.  Other Information                                                    34
Item 6.  Exhibits and Reports on Form 8-K                                     35

Signatures                                                                    36

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,      March 31,
                                                           2003              2004
                                                        -----------      -----------
                                                                          Unaudited
ASSETS

Current Assets
--------------
Cash and cash equivalents                               $   152,339      $    34,795
Accounts receivable                                          34,620           20,810
Inventories                                                 236,007          243,020
Other current assets                                        588,439          957,571
                                                        -----------      -----------
Total current assets                                    $ 1,011,405      $ 1,256,196

Deferred professional fees                                  335,833          303,335
Plant and equipment, net                                    198,245          203,270
Intangible assets, net of amortization                    2,079,716        2,353,408
                                                        -----------      -----------
                                                        $ 3,625,199      $ 4,116,209
                                                        ===========      ===========
LIABILITIES AND  STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
-------------------

Short term borrowings                                   $   582,786      $   599,110
Advances from factor                                          1,437            1,476
Accounts payable                                          1,209,339        1,696,164
Stockholders' advances account                              916,634          924,857
License fees payable                                        457,715          445,505
Other accrued liabilities                                 1,325,524          909,176
                                                        -----------      -----------
Total current liabilities                               $ 4,493,435      $ 4,576,288

Long Term Liabilities
---------------------

License fees payable                                      1,078,009        1,050,577
Convertible debenture                                       754,774          120,424
                                                        -----------      -----------
Total long term liabilities                             $ 1,832,783      $ 1,171,001

Stockholders' Equity (deficit)
------------------------------

Common stock, par value $0.001 - 900,000,000 shares
 authorized, 21,774,212 issued and outstanding          $    21,777      $    23,933
Additional paid in capital                                1,650,841        2,786,129
Retained earnings (deficit)                              (3,933,998)      (3,959,714)
Other comprehensive income                                 (439,639)        (481,428)
                                                        -----------      -----------
Total stockholders' equity (deficit)                     (2,701,019)      (1,631,080)
                                                        -----------      -----------
                                                        $ 3,625,199      $ 4,116,209
                                                        ===========      ===========


See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Quarter ended March 31,
                                                                    2003                      2004
                                                               ----------------     ----------------
                                                                  Unaudited            Unaudited
Revenue
  Character related consumer products                                 229,255               35,633
   Licensing arrangements                                              28,067               37,544
                                                                   ----------           ----------
Net revenue                                                           257,322               73,177

Cost of Revenue
   Cost of goods sold                                                 150,434               64,700
                                                                   ----------           ----------
Total cost of revenue                                                 150,434               64,700

Gross profit                                                          106,888                8,477

Operating expenses
   Selling, general and administrative                                398,501              755,127
   Depreciation and amortisation                                       38,229               42,132
                                                                   ----------           ----------
Total operating expenses                                              436,730              797,259
                                                                   ----------           ----------

Loss from operations                                                 (329,842)            (788,782)

Gain on settlement of debentures and accrued interest                      --              883,033

Foreign exchange gain (loss)                                          (33,207)              44,277

Interest expense                                                      (16,375)            (164,243)
                                                                   ----------           ----------
Net loss                                                           $ (379,424)          $  (25,715)
                                                                   ==========           ==========


Basic and diluted net loss per share                               $     0.02           $     0.01

Weighted average common shares
 outstanding                                                        19,071,684          23,033,988
                                                                   ===========          ==========

See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                 Quarter ended March 31,
                                             2003                  2004
                                        ----------------      ----------------
                                           Unaudited             Unaudited

Net loss                                    $ (379,424)            $ (25,715)

Cumulative translation adjustment               29,434               (41,789)
                                            ----------             ---------
Comprehensive loss                          $ (349,990)            $ (67,504)
                                            ==========             =========


See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Quarter ended March 31,
                                                                                   2003             2004
                                                                                -----------      -----------
Cash flows from operating activities:

Net loss                                                                        $  (379,424)     $   (25,715)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                          2,400            4,748
Amortization of intangible assets                                                    35,829           37,384
Foreign exchange gain                                                                33,207          (44,277)
Amortization of discount on debentures                                                   --          120,424
Gain on settlement of debentures                                                         --         (883,033)
Non-cash professional and consulting fees                                                --          145,946
Loss on sale of intangibles                                                              --           65,222

Changes in working capital:
Accounts receivable                                                                (121,338)          14,739
Inventories                                                                         (54,414)          33,980
Other current assets                                                                (78,758)        (376,314)
Accounts payable and other accrued liabilities                                      497,574           63,893
                                                                                -----------      -----------
Net cash used in operating activities                                               (64,924)        (843,003)
                                                                                ===========      ===========
Cash flows from investing activities:
Purchase of plant and equipment                                                      (9,909)          (4,456)
Purchase of intangibles                                                             (32,443)        (320,520)
Issue of debentures                                                                      --        2,024,000
Settlement of debentures                                                                 --       (1,000,000)
                                                                                -----------      -----------
Net cash used in investing activities                                               (42,352)         699,024
                                                                                ===========      ===========
Cash flows from financing activities:
Short term borrowings, net                                                           21,721              694
Stockholders' advances account                                                      (11,665)         (16,361)
Advances from factor                                                                 93,227               --
                                                                                -----------      -----------
Net cash provided from financing activities                                         103,283          (15,667)
                                                                                ===========      ===========
Cumulative translation adjustment                                                     6,036           42,102
                                                                                ===========      ===========
(Decrease) in cash and cash equivalents                                               2,043         (117,544)
Cash and cash equivalents, beginning of period                                        9,870          152,339
                                                                                -----------      -----------
Cash and cash equivalents, end of period                                        $    11,913      $    34,795
                                                                                ===========      ===========
Supplemental disclosure of cash flow information

Interest paid                                                                   $        77      $       340
                                                                                ===========      ===========
Purchase of licenses through issuance of long
term liabilities                                                                $    15,749               --
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

              The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As explained below the Company has sustained recurring operating losses and has a net capital deficiency as of March 31, 2004.

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

2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              (A)      Principals of Consolidation and Combination

                       The accompanying consolidated financial statements include the accounts of Peak Entertainment Limited, Peak Entertainment Holdings LLC, Jusco Toys Ltd, Jusco UK Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd after elimination of inter-company transactions and balances. Peak Entertainment Limited, Peak Entertainment Holdings LLC, Jusco Toys Ltd, Jusco UK Ltd, Cameo Collectables Ltd and Wembley Sportsmaster Ltd are wholly-owned subsidiaries of Peak Entertainment Holdings, Inc.

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              (B)      Interim Financial Information

                       In the opinion of management, the interim financial information as of March 31, 2004 and for the three months ended March 31, 2003 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

                       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated
                       financial   statements   prepared  in   accordance   with
                       generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

              (C)      Cash Equivalents

                       For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents. The company maintains bank accounts in the United States of America, United Kingdom and Hong Kong. The balances held in these accounts are (pound)825, $30,409 and HK$1,998 respectively.

              (D)      Advertising costs

                       Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $313 and $42,496 for the quarters ended March 31, 2003 and 2004, respectively.

              (E)      Earnings Per Share

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

                       Basic and diluted earnings per share are the same during the quarters ended March 31, 2003 and 2004 as the impact of dilutive securities is antidilutive. There are 3,355,000 warrants to purchase shares of the Company's common stock outstanding as of March 31, 2004.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              (F)      Warrants

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

              (G)      Use of Estimates

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

              (H)      Recent Accounting Pronouncements

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              (H)      Recent Accounting Pronouncements (continued)

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

3             SHORT TERM BORROWINGS

              On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was originally due on January 10, 2003. The debt has not been repaid and is due upon demand. Accordingly, the debt and all accrued interest totalling $342,412 is included in short term borrowings. The debt is collateralized by certain inventory of the company's subsidiary, Jusco UK Ltd.

              In November 2003, the company borrowed $250,000 from an individual lender. There are no terms for repayment and no interest has been charged to the company during the quarter. On April 28, 2004 the Company entered into an agreement whereby it exchanged the debt of $250,000 for 500,000 shares of common stock. See note 11.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4             CONVERTIBLE DEBENTURES

              Convertible debentures are comprised of the following as at March 31, 2004:

                                                                  $

              Balance at December 31, 2003                          754,774
              Settlement and release agreement                     (754,774)
              Unamortized debt discount                             120,424
                                                                  ---------
              Balance at March 31, 2004                             120,424
                                                                  =========

5             COMMITMENTS

              The Company leases buildings under non-cancellable operating leases. Future minimum lease payments under those leases are as follows at March 31, 2003.

              Year ending March 31, 2004                            $    --
                                                                    =======

              Rent expense for all operating leases charged against earnings amounted to $12,029 in the quarter to March 31, 2003 and $14, 681 in the quarter to March 31, 2004.

6             TRANSACTIONS WITH RELATED PARTIES

              The relationship between the Company and its related parties are:

              Wilfred and Paula Shorrocks are deemed to be related parties as they are directors of the following companies: Peak Entertainment Limited, Jusco UK Ltd, Jusco Toys Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd. They are directors and shareholders of Peak Entertainment Holdings, Inc.

              Terence Herzog and Michael Schenkein are deemed to be related parties as they are principals of Agora Capital Partners Inc, a management consulting company. They are directors of Peak Entertainment Holdings Inc. Terence Herzog is a shareholder of Peak Entertainment Holding Inc.

              During the quarter the company had the following transactions with its related parties:

              a)       Wilfred and Paula Shorrocks

                       i)       Movements on stockholders' advances account
                                Balance due by the Company December 31, 2003                                $ 916,634
                                Cash repayments                                                               (16,361)
                                Foreign exchange loss                                                          24,584
                                                                                                            ---------
                                Balance due by the Company at March 31, 2004                                $ 924,857
                                                                                                            =========


               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6             TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

                       i)       Movements on  stockholders' advances  account
                                (continued)

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

              b)          Terence Herzog and Michael Schenkein

                          i)    Consulting services

                                From March 2003 through March 2004, Agora Capital Partners Inc, through Terence Herzog and Michael Schenkein, has provided management consulting services to the Company. The Company paid aggregate fees of $Nil for such consulting services in the quarter ended March 31, 2004.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7             WARRANTS

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

              The value of the warrants that vest on July 24, 2004 are determined at the end of each reporting period. The company records the expense for each quarter based on the value of the warrants at the end of each reporting period. For the quarter ended March 31, 2004, the Company has recorded income of $1,623 related to these warrants.

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

              In July 2003, Mr Kuessous advanced the Company $100,000. On December 17, 2003, the company entered into a "Cancellation of Debt in Exchange for Securities Agreement", whereby Mr Kuessous cancelled the $100,000 owed to him by the Company in exchange for 583,333 shares of common stock of the company and 150,000 common stock purchase warrants with an exercise price of $0.50 per share. The warrants vested immediately and are exercisable over a three year period. The warrants have been valued using the Black-Scholes Option Model and had a value of $79,449 at the date of grant and the common stock had a value of $332,500 on the date of issuance. The total value of the common stock and warrants is $411,995 and was compared with the $100,000 carrying value of the advances, and resulted in an additional expense of $311,995, which was included in selling, general and administrative expenses in 2003.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7             WARRANTS (CONTINUED)

              On January 5, 2004 the Company completed a "Settlement Agreement and Release" with former holders of 12% convertible debentures. Under the agreement, the Company exchanged $1,000,000 and 1,000,000 shares of unregistered common stock in return for the surrender of an aggregate of $208,500 principal amount of 12% convertible debentures, accrued interest and warrants to purchase 645,000 shares of common stock, issued pursuant to a "Securities Purchase Agreement" dated as of February 28, 2002, and an aggregate of $785,000 principal amount of 12% convertible debentures, accrued interest and warrants to purchase 1,570,000 shares of common stock, issued pursuant to a "Securities Purchase Agreement" dated as of April 22, 2003. The $1,000,000 consisted of $500,000 paid on January 5, 2004 and $500,000 in promissory notes, which was subsequently paid on March 22, 2004. The agreement provides that, after a period of thirteen months from January 2004, all of the 1,000,000 shares of common stock still owned at that time by the former debenture holders may be put to the Company at a price $.75 per share, on an all-or-none basis, for a one month period. The Company also paid for $10,000 of the former debenture holders' legal fees and expenses in connection with the transaction.

              The Company has accounted for this transaction in accordance with EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". Accordingly, the Company has first allocated the consideration paid based on the fair value of the warrants to be repurchased and the beneficial conversion features as of January 5, 2004. Any remaining consideration has been used to offset the carrying value of the convertible debentures and accrued interest and has resulted in a gain on the extinguishment of the debt. The Company has determined that the fair value of the warrants to be repurchased and the beneficial conversion features at January 5, 2004 exceeded the total consideration to be paid of $1,580,000. Accordingly, the Company has recorded a gain on the extinguishment of the convertible debentures and accrued interest which is limited to their carrying value, which is $883,033.

              On January 5, 2004 the Company entered into "Securities Purchase Agreements" with four accredited investors. Pursuant to the agreements, the Company sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchase warrants, exercisable for five years at $0.50 per share. The purchase price totalled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes, which is included in other current assets. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. The conversion price may be adjusted downward for issuances of securities by the Company at prices below the lower of $0.50 per common share, or fair market value for such securities as determined at the time of issuance. Annual interest payments on the debentures are due on January 7 of each year, commencing with January 7, 2005. At the option of the Company, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause the Company to issue common stock in exchange for interest. Unless upon 75 days prior written notice, the debenture and warrant holder may not convert the debentures or warrants for shares of common stock to the extent that such conversion would cause it to beneficially own 4.9% or more of our then issued and outstanding common stock. After the tenth consecutive business day in which the common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7             WARRANTS (CONTINUED)

              The warrants have been valued using the Black-Scholes Option Model at a value of $1,649,901 at the date of grant. A discount of the full amount of the debt was recorded and will be amortized over the life of the debt of approximately 3 years. The $750,000 received on January 5, 2004 has been recognized at that date; the remaining $750,000 will be recognized when it is received, on registration of the underlying shares.

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

              On January 29, 2004, the Company entered into a "Securities Purchase Agreement" with Shai Stern. Pursuant to the agreement, it issued $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debenture are due on January 29 of each year, commencing with January 29, 2005. At the option of the Company interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause the Company to issue common stock in exchange for interest. The warrants are exercisable for three years at a price of $0.50 per share. After the tenth consecutive business day in which the common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $51,997 at the date of grant. The Company has recorded these debentures and warrants in accordance with the provisions of EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". Under the provisions of EITF 00-27, the Company has allocated the total proceeds received between the convertible debentures and the warrants based on their relative fair value at the date of issuance. The Company has then estimated the intrinsic value of the beneficial conversion feature. The Company has determined that the intrinsic value of the beneficial conversion feature exceeds the face value of the debt and accordingly, the Company has recorded a debt discount of $50,000. The debt discount will be amortized as interest expense over the life of the debentures, which is three years.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8             SHARE TRANSACTIONS

              On February 11, 2004 the Company entered into a financial advisor agreement with Ameristar International Capital, Inc. It issued 100,000 shares of common stock as an initial equity fee pursuant to the agreement. These shares had a fair value of $43,000 at the date of grant. The Company has recorded the value of the common stock as an expense, as there is no continuing benefit.

              In 2003, the Company entered into an agreement with William Ivers in connection with business consulting services, relating to the preparation of a written business plan rendered by Mr Ivers. In exchange for these services, the Company agreed to pay $19,012 in cash and issue 16,667 shares of common stock at a future date. On February 12, 2004 the Company issued 16,667 shares of common stock to Mr Ivers at a value of $8,333 at the date of grant. Accordingly, the Company expensed the value of the shares at December 31, 2003 and recorded a corresponding liability.

              In 2003, the Company entered into an agreement with Lou Schneider in connection with business consulting services, related to establishing potential apparel-related licensing relationships with third parties, rendered by Mr Schneider. In exchange for these services, the company agreed to issue 20,000 shares of common stock at a future date. On February 12, 2004 the company issued 20,000 shares of common stock to Mr Schneider at a value of $10,000 at the date of grant. Accordingly the Company expensed the value of the shares at December 31, 2003 and recorded a corresponding liability.

              In 2003, the Company entered into an agreement with Rolin Inc to provide financial advisory services in exchange for common stock of the Company. On February 12, 2004, the Company issued an aggregate of 20,409 shares of common stock to Rolin Inc. These shares had a fair value of $10,204 at the date of grant. The Company has recorded the transaction as professional fees expensed in the quarter ended March 31, 2004.

              On March 10, 2004, the Company entered into "Securities Purchase Agreements" with eleven accredited investors. Pursuant to the agreements, the Company sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for a total purchase price of $500,000.

              Legend Merchant Group, Inc acted as the placement agent for the above transaction. All of the purchasers were pre-existing customers of Legend Merchant Group. The Company paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $92,794 at the date of grant. The total fee of $117,744 has been offset against the proceeds off the offering.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9             REVERSE ACQUISITION

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

10            STOCKHOLDERS' EQUITY

              Immediately following the reverse acquisition on April 22, 2003, the Company entered into an agreement for the issuance of up to $785,000 in convertible debentures and warrants to purchase
              1,570,000 shares of the Company's common stock. The Company received $300,000 at the time of execution of the agreement for the issuance of the debentures and warrants and received the remainder of $250,000 on June 26, 2003 and $235,000 on July 11, 2003.

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11            SUBSEQUENT EVENTS

              On April 28, 2004, the company entered into an agreement with Laura Wellington, whereby it exchanged a debt of $250,000 owed to Ms Wellington in exchange for 500,000 shares of common stock. Mrs Wellington had loaned $250,000 to the company in November 2003. The total value of the common stock at the date of grant is $250,000 compared with the $250,000 carrying value of the advance, so there will be no additional expense.

              On April 29, 2004, the company entered into an agreement with Video Collection International Limited, granting exclusive videogram rights to the Monsters In My Pocket TV Series to be broadcast by GMTV. The territory covered by the agreement is the United Kingdom and Eire. The agreement covers a period of 7 years from first release of a videogram with an additional sell-off period of 6 months to exploit videograms manufactured prior to the end of the term. An advance royalty of (pound)100,000, fully recoupable from royalties due on receipts on the exploitation of the rights, is receivable in instalments based on future events. The normal royalty rate under the terms of the agreement is 15%, subject to variations as prescribed in the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2003.

Unless otherwise stated, the discussion and analysis refers to the business of Peak Entertainment Ltd, which the Company acquired on April 22, 2003, and does not refer to the operations for the Company's former business which was sold in April 2003.

INTRODUCTORY STATEMENT

The Company's business operations are primarily in three areas of the children's entertainment and leisure market: production of television shows; licensing of entertainment concepts and characters; and sale of merchandise products.

The Company's current business plan is centered on the production of television shows geared for the children's entertainment market. Once the Company's planned television shows are produced, the Company believes that it can generate revenue through the sale of broadcast rights of those shows. The Company also intends to license intellectual property rights created from the television shows and offer for sale merchandise related to the television shows. We have not generated significant revenues in this period because we had not yet funded the television shows upon which we plan our exploitation of the related intellectual rights portfolio.

The quarter ended March 31, 2004 continued to be an extremely difficult time for the Company. The Company had very little operating capital to fund the production of planned television shows, and focused on raising capital from third parties to fund the production of the television shows. The Company experienced difficulty in raising capital from potential capital sources in 2003. The Company believes that this difficulty was due to the terms of convertible debentures outstanding in 2003, which contained terms very favorable to the debenture holders, and made potential financiers reluctant to provide capital to the Company. Accordingly, the Company entered into discussions with the debenture holders and repurchased those debentures in January 2004.

Though the Company successfully replaced the debenture and has had limited success in raising short term working capital is continues to have difficulty in raising the Company's requirements to fund production of a television show, in turn, this has delayed and compromised the Company's ability to license intellectual property rights and sell toys and merchandise based on the television shows.

The Company believes that, upon effectiveness of a registration statement submitted to the Securities and Exchange Commission in February 2004, the Company will be viewed more favorably by potential capital sources, and the Company will have better success in 2004 to raise much needed capital to fund production of the planned television shows.

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

RESULTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED WITH MARCH 31, 2003

REVENUES
--------

Consolidated net revenues decreased to $73,177 or %251 for the year ended March 31, 2004 from $257,322 for the same period in 2003. A breakdown of revenues by our business divisions is set forth in the table below.


----------------------------------------------------------------------------------------------------------------------
Division                                         2003 Revenue         2004 1st Qtr Revenue    % Increase/(Decrease)
                                                      ($)                     ($)
----------------------------------------------------------------------------------------------------------------------
Entertainment/ Production                             Nil                     Nil                      n/a
----------------------------------------------------------------------------------------------------------------------
Licensing Arrangements                               28,067                  37,544                     75%
----------------------------------------------------------------------------------------------------------------------
Character Related Consumer Products                 229,255                  35,633                    543%
----------------------------------------------------------------------------------------------------------------------
         Total Revenues                             257,322                  73,177
----------------------------------------------------------------------------------------------------------------------


The decrease in total revenue is primarily attributable to the inability of the company to generate expected revenues from licensing the rights to its television shows that have been delayed in production.

Revenues from licensing increased 75% to $37,544 in 2004 from $28,067 in 2003. Licensing revenues in 2004 related to the recognized guaranteed royalties for Character Options Ltd, Radica UK Ltd, Toontastic Ltd, along with royalties received over and above the guaranteed royalty for the Toontastic contract that ended in February 2004. In 2004 the revenues for consumer products division decreased 543%, this was primarily due to the main focus for this period being on the raising of investment. It is the Company's intention to begin a marketing campaign once finance has been raised. Historicolly this has generated much interest in the Company and its products.

Sales in 2003 were generated from sales of toy related inventory acquired as part of our acquisition of Jusco Toys Ltd along with its principal consumer products activities, focused primarily on our collector `gift' concept, Countin' Sheep. This product was sold primarily in the United Kingdom. We expect to build on this initial base by appointing distributors domestically and internationally in the second quarter of 2004.

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

COST OF REVENUE
---------------

For the quarter ended March 31, 2004 cost of revenues was $64,700 as compared to $150,434, a decrease of 132% The decrease in cost of revenues is attributable to an decrease in costs associated with the production consumer goods. Cost of revenues as a percentage of revenues increased to 88% in 2004 as compared to 58% in 2003. This was attributable to the decrease in revenues for the quarter ended March 31, 2004, and therefore lower costs being matched as a result.

The Company anticipates that its cost of revenue with respect to its entertainment division and its consumer product division will increase significantly in 2004, as the Company enters into the production stages of more television show episodes and increases marketing efforts for the sale of consumer goods. It is anticipated that the cost of revenue for our entertainment products will initially increase in relation with our entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred. Since costs for our entertainment division comprise mostly of non-recurring episode production costs, we expect such costs to decrease as a percentage of revenues as we distribute the shows and generate revenues from more and more markets. It is anticipated that the cost of revenue for our consumer products will increase in direct relation to an increase in revenues.

GROSS PROFIT
------------

Gross profit for the three months ended March 31, 2004 was $8,477, or 12% of revenues, as compared to $106,888, or 41% of revenues, for the same period in 2003.

OPERATING EXPENSES
------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs were $755,127 for the quarter ending March 31, 2004 compared to $398,501 for the quarter ending March 31, 2003. . The following table summarizes the costs incurred in 2004

----------------------------------------------------------------------------------------------------------------------
Operation                                                Expense ($)                        % of Total Cost
----------------------------------------------------------------------------------------------------------------------
Travelling and Entertaining                                 73,292                                10%
----------------------------------------------------------------------------------------------------------------------
Employee Compensation                                      124,587                                17%
----------------------------------------------------------------------------------------------------------------------
Occupency Costs                                             15,140                                 2%
----------------------------------------------------------------------------------------------------------------------
Legal and Professional                                     157,656                                21%
----------------------------------------------------------------------------------------------------------------------
Warrants                                                   191,992                                25%
----------------------------------------------------------------------------------------------------------------------
General Cost                                               192,460                                25%
----------------------------------------------------------------------------------------------------------------------

TOTAL                                                      755,127                                100%
----------------------------------------------------------------------------------------------------------------------

Ordinary business expenses, such as traveling and entertaining expenses, employee compensation, and other miscellaneous business expenses, with respect to each category will level out in 2004. Legal costs and travelling costs incurred with the work involved with raising finance and negotiaing deals. We believe that such increases were typical and to be expected as we conducted no substantial operations through much of early 2004. If we are able to complete the bulk of our entertainment production projects in 2004, rather than in 2005 as presently projected, we will be in position to actively promote the entertainment shows in 2004, and therefore, we expect our marketing expenses to increase substantially in 2004.

DEPRECIATION AND AMORTIZATION. Depreciation for the quarter ended March 31, 2004 was $42,132 as compared to $38,299 for the same period in 2003. The increase is in direct relationship with the expansion of the Company's capital spending on equipment.

NET LOSS
--------

Net operating loss for the quarter ended March 31, 2004 was $788,782 as compared to $329,842 for the same period in 2003

Net loss decreased from $379,424, or $0.02 loss per share, in 2003 to $25,715, or $0.01 loss per share, in 2004. The decrease in net loss is significantly attributable to a gain in the conversion of foreign currency exchange in the retirement of the convertible debentures and the write back of the interest incurred. Legal, accounting and other professional costs of $157,656 in the quarter ended March 31, 2004 accounted for 20% of the operating expenses. Also included within operating expenses was fees relating to various warrants for the period in question of $191,992 or 25%. We benefited from foreign interest gains by $44,277 as a result of the strong pound ((pound)) against the US dollar ($), along with a gain on the settlement of the debentures of $883,033.

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

As of March 31, 2004, we had commitments for capital and other expenditures aggregating $5,474,289 included in current and long term liabilities, payable over a maximum 20 year period, that are summarized in the following table.


----------------------------------------------------------------------------------------------------------------------
Contractual               Liability          Agreement Terms     Amount payable in 2004     Notes
Obligations               As of 03/04

----------------------------------------------------------------------------------------------------------------------
Short term loan -         $273,930           20% interest per    $273,930 plus interest     We intend to repay the
CK Supermarkets                              annum, secured by                              loan in 2004 by selling
                                             certain inventory                              inventory.
----------------------------------------------------------------------------------------------------------------------
Accounts Payable -        $1,696,164         Various (composed   $1,696,164                 All current liabilities
Various                                      significantly of                               are within the contract
                                             various ordinary                               terms and will be paid
                                             business                                       in accordance with the
                                             expenses, as well                              contract terms.
                                             as legal,
                                             accounting, and
                                             other
                                             professional
                                             fees).

----------------------------------------------------------------------------------------------------------------------
Stock holders' advances   $924,857           No pre-set          $0                         In 2004, we entered into
account - Shorrocks                          payment terms.                                 a promissory note,
                                                                                            payable in
                                                                                            installments.  First
                                                                                            payment due on 1/2005
                                                                                            and to be repaid in full
                                                                                            not later than 2008.
----------------------------------------------------------------------------------------------------------------------
Short Term License -      $380,000           Varying royalty     $380,000                   Payment terms currently
Morrison Entertainment                       terms - 30-60%.                                being renegotiated.
                                             Guarantee of
                                             500,000.

----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------
Short Term License -      $78,422            10% royalty         $78,422                    Pay royalties from sales
Jesco Imports                                payable  -                                     achieved.
                                             guarantee
                                             $100,000 over
                                             five years.
----------------------------------------------------------------------------------------------------------------------
Debentures- various       $120,424           Discount and        $120.424                   In 1/2004, securities
debenture holders                            interest on the                                were repurchased by the
                                             debenture                                      Company.

----------------------------------------------------------------------------------------------------------------------
Other - including Tax &   $1,041,399                             $1,041,399
Social security and
accruals
----------------------------------------------------------------------------------------------------------------------
Long Term License -       $982,093           10% royalty         $982,093                   Pay from royalties from
Shorrocks                                    payable quarterly                              licenses to third
                                             in perpetuity.                                 parties over the term of
                                             Guarantee of                                   the contract.
                                             $1,000,000, with
                                             no established                                 In 2004, the Company
                                             payment term.                                  amended the license
                                                                                            agreement to establish
                                                                                            a minimum quarterly
                                                                                            royalty payment of
                                                                                            $12,500 due beginning
                                                                                            September 30,  2004.
----------------------------------------------------------------------------------------------------------------------
Laura Wellington          $250,000           No pre-set          $0                         In 2004, negotiated
Short Term Borrowings                        payment terms.                                 terms of exchange of
                                                                                            debt for 500,000 shares
                                                                                            of common stock.
----------------------------------------------------------------------------------------------------------------------

TOTAL                     $5,747,289                             $3,615,339
----------------------------------------------------------------------------------------------------------------------


You will note that $1,906,950 or 32% of the total, is committed to the principals of the company in promissory notes or long-term licenses and a further 3% is committed to the debenture agreements.

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

SOURCES AND USES OF CASH
------------------------

For the three months ended March 31, 2004, the Company had a net operating loss of $788,782, and an overall net loss of $25,715. We experienced positive cash flow for the quarter ended March 31, 2004, primarily due to cash received from financing activities. At March 31, 2004, the Company had $34,795 in cash and had a working capital deficit of $843,003.

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

         SOURCES AND USES OF CASH FROM OPERATING ACTIVITIES
         --------------------------------------------------

Cash flows from operating activities resulted in negative cash flows of $843,003. We have a significant decrease in accounts payable of $63,893. The negative cash flow was offset by an increase in current assets of $376,314, and by a decrease in accounts receivable of $14,739 along with a decrease in inventory of $33,980. The increase in other current assets is due in large part to cost of inventory. The decrease in accounts payable is primarily due to prior periods having accrued figures included in this category and for the period March 31, 2004 the actual costs being realized, and therefore the accrual being reversed.

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

         SOURCES AND USES OF CASH FROM INVESTING ACTIVITIES
         --------------------------------------------------

Cash flows from investing activities resulted in positive cash flows of $699,024 in the quarter ended March 31, 2004, a significant increase from cash flows of $42,352 in fiscal 2003. In the three months ending March 31, 2004, cash applied to investing activities consisted of $4,456 toward plant and equipment, and $320,520 toward purchase of intangibles in the form of license agreements for intellectual property rights. The acquisitions in 2003 were for minor licenses and intellectual property rights. Issue of debentures ($2,024,000), and the settlement of debentures $1,000,000.

In 2004, our focus will be on production and investment in new product licenses from third parties. We do not expect to expend significant resources in investing activities in the remainder of 2004.

Cash for our initial start-up expenses was obtained primarily from advances from two of our directors, Wilf and Paula Shorrocks.

         SOURCES AND USES OF CASH FROM FINANCING ACTIVITIES
         --------------------------------------------------

Cash flows from financing activities resulted in negative cash flows of $15,667 in 2004, compared to fiscal in 2003 of positive $103,283. This was a result of a deal we had in 2003 with a factoring company which resulted in advances of cash of $93,227. In 2004, the Company intends to continue to rely upon capital raised from third party investors in private placements to fund the Company's operations, as well as any entertainment production financing partners it can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

SHORT TERM BORROWINGS. We had net cash provided from short term financing agreements for the three months ended March 31, 2004 totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory. At March 31, 2004, the balance was $273,930. The debt was originally due on January 10, 2003. It is envisaged that the loan will be repaid in 2004 from revenues from the sale of inventory.

STOCKHOLDER ADVANCES. From time to time, Mr. and Mrs. Shorrocks loaned money to the Company to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through March 31, 2004 the Shorrocks loaned to Peak Entertainment an aggregate of $916,634, and we repaid $16,361 to the Shorrocks in 2004 and it incurred a foreign exchange gain of $24,584. As of March 31, 2004, the Shorrocks are owed $924,857. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

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

On April 28, 2004, the Company entered into an agreement with Laura Wellington, whereby the Company exchanged a debt of $250,000 owed to Ms. Wellington in exchange for 500,000 shares of common stock. Ms. Wellington had loaned $250,000 to us in or about October 2003, which the Company used for working capital purposes.

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

FORWARD LOOKING STATEMENTS

The foregoing management discussion and analysis contains forward-looking statements and information that are based on our management's beliefs, as well as assumptions made by, and information currently available to, our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, dependence on contracts with suppliers, competitive pricing for our products, demand for our products which depends upon the condition of the computer industry, and the effects of increased indebtedness as a result of our business acquisitions. Except for the historical information contained in this new release, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from management's current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business, except that in connection with our purchase of Jusco Toys Ltd. from the administrators of Just Group Plc in 2002, the Hong Kong Inland Revenue Department instituted a proceeding in January 2003 due to incomplete revenue filings by Jusco Toys occurring before our acquisition of Jusco Toys. This enquiry has been determined in March 2004 at a cost to the Company of $9,235.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 5, 2004, the Company completed a Settlement Agreement and Release dated as of December 22, 2003 with The N.I.R. Group, LLC, AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. (formerly known as AJW/New Millennium Offshore, Ltd.), and AJW Qualified Partners, LLC (formerly known as Pegasus Capital Partners, LLC). Under the agreement, we repurchased from the former debenture holders an aggregate of $1,000,000 principal amount of 12% convertible debentures and 2,215,000 common stock purchase warrants, which represents all of the securities that were issued pursuant to Securities Purchase Agreements with the former debenture holders dated as of February 28, 2002 and dated as of April 22, 2003. We paid the former debenture holders $1,000,000 in cash and 1,000,000 shares of our unregistered common stock for the repurchase of the securities. The $1,000,000 payment consisted of $500,000 in cash and $500,000 by promissory notes due no later than March 22, 2004. On March 22, 2004, the promissory notes were paid. The agreement provides that in the period from February 5, 2005 to March 5, 2005, the former debenture holders have the right to make us buy all of the 1,000,000 shares of common stock issued to them that they still own at that time at a price of $.75 per share, on an all-or-none basis. The put right is not transferable. We also paid for $10,000 of the former debenture holders' fees and expenses in connection with the transaction. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

On March 10, 2004, the Company entered into Securities Purchase Agreements with eleven accredited investors: Kenneth Grief, Wayne Saker, Gilad Ottensoser, Samuel F. Ottensoser, Boro Durakovic, JG Products, INC, Gerald Griffin, Al Lehmkuhl, Kevin Bostenero, Eisenberger Investments, and David Herzog. Pursuant to the agreements, the Company sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for the total purchase price of $500,000. Legend Merchant Group, Inc. acted as the placement agent for these transactions. All of the purchasers were preexisting customers of Legend Merchant Group. We paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. We agreed to seek registration of the resale of the shares of common stock and the shares underlying the warrants in the amendment to our registration statement initially filed in February 2004. If that registration statement becomes effective, but does not include the investors' shares, the investors can demand that we will file a separate registration statement seeking registration of the investors' securities, and we will have ten days to file such a registration statement and we will need to pay a $2,500 per day penalty for late filing of such registration statement. In the event that the registration statement is not declared effective within the later of 120 days from March 10, 2004 or thirty days after receipt of a last comment letter from the S.E.C., we will be required to issue, as a penalty, approximately 100,000 shares of common stock for each subsequent month period in which the registration statement has not been declared effective. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On April 28, 2004, the Company entered into an agreement with Laura Wellington, whereby the Company exchanged a debt of $250,000 owed to Ms. Wellington in exchange for 500,000 shares of common stock. Ms. Wellington had loaned $250,000 to us in or about October 2003, which the Company used for working capital purposes. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 5. OTHER INFORMATION.

On January 5, 2004, we completed a transaction with former debenture holders in which.we repurchased from the former debenture holders an aggregate of $1,000,000 principal amount of 12% convertible debentures and 2,215,000 common stock purchase warrants, which represented all of the securities that they purchased pursuant to Securities Purchase Agreements dated as of February 28, 2002 and dated as of April 22, 2003. We paid the former debenture holders $1,000,000 in cash and 1,000,000 shares of our unregistered common stock for the repurchase of the securities. The $1,000,000 payment to the former debenture holders consisted of $500,000 in cash, and $500,000 in promissory notes which were paid in full on March 22, 2004. In order to make such payment, we used $250,000 that we had in operating capital, and $750,000 that we raised through the sale of securities. In the period from February 5, 2005 to March 5, 2005, the former debenture holders have the right to make us buy from them, all of the 1,000,000 shares of common stock issued to them on January 5, 2004, at the price of $.75 per share. The put right only applies if the former debenture holders wish to make us buy all 1,000,000 shares that they still own at that time, less any amounts they may have previously sold or transferred. . The put right is not transferable. We also paid for $10,000 of the former debenture holders' fees and expenses in connection with the transaction.

Although we repurchased the 12% debentures in January 2004, we have current liabilities related to the repurchased debentures reported on our December 31, 2003 balance sheet of $838,279. We financed the repurchase primarily through the sale of new 8% convertible debentures due January 2007, accordingly, we may need approximately $1,860,000 to pay off the debentures and accrued interest in January 2007 if none of the debentures and accrued interest are converted into our common stock.

From time to time, Mr. and Mrs. Shorrocks loaned money to us to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through December 31, 2002, the Shorrocks loaned to us $972,386, and we repaid $78,193 to the Shorrocks in 2002 and $71,206 in 2003. As of December 31, 2003, we owe the Shorrocks $916,634. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks an unsecured promissory note for the monies due, establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance in full upon various conditions of our future financial results, such as, at a time when we achieve shareholders' equity in excess of 150% of the amount due, or we achieve positive net income from operations in excess of 150% of the amount due.

On April 30, 2002, we entered into a license agreement with Wilfred and Paula Shorrocks whereby we acquired from the Shorrocks the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement, we undertook to pay to Wilfred and Paula Shorrocks 10% of the royalties payable quarterly in perpetuity, with a guaranteed minimum royalties amount of $1,000,000. There were no set payment terms in the original license agreement for payment of the minimum royalties. In April 2004, the Company amended the license agreement to establish a minimum quarterly royalty payment of $12,500, to be credited against the guaranteed minimum, due beginning September 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------

4.1 January 2004 Securities Purchase Agreement for $1,000,000 (Incorporated by referenced to exhibit 4.5 of Form SB-2 filed on February 2, 2004)
4.2 January 2004 Securities Purchase Agreement for $500,000 (Incorporated by referenced to exhibit 4.6 of Form SB-2 filed on February 2, 2004)
4.3 January 2004 Securities Purchase Agreement for $50,000 (Incorporated by referenced to exhibit 4.7 of Form SB-2 filed on February 2, 2004)
10.1              Settlement of Debt Agreement (Incorporated by referenced to exhibit 10.6 of Form SB-2 filed on February 2, 2004)
10.2 Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd., dated January 9, 2004
                  (Incorporated by referenced to exhibit 10.21 of Form SB-2 filed on February 2, 2004)
10.3 Agreement with POW! Entertainment, dated January 23, 2004 (Incorporated by referenced to exhibit 10.23 of Form SB-2 filed on February 2, 2004)
10.4 Agreement for Services with Vintage Filings, LLC, dated January 23, 2004 (Incorporated by referenced to exhibit
                  10.25 of Form SB-2 filed on February 2, 2004)
10.5 Financial Advisor Agreement with Ameristar International Capital, Inc. (Incorporated by reference to Exhibit 10.1 of Form 10-KSB filed on April 27, 2004)
10.6 Form of Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.2 of Form
                  10-KSB filed on April 27, 2004)
10.7 Stock Purchase Warrant Agreement issued to Legend Merchant Group in connection with Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on April 27, 2004)
10.8              Financial Advisor Agreement with Source Capital Group, Inc.
                  (Incorporated by reference to Exhibit 10.4 of Form
                  10-KSB filed on April 27, 2004)
10.9 License Agreement with Toontastic Publishing Ltd., Renewal (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed on April 27, 2004)
10.10             Promissory Note to Shorrocks (Incorporated by reference to
                  Exhibit 10.6 of Form  10-KSB  filed on April 27,  2004)
10.11             Amendment  to  Shorrocks  License Agreement  (Incorporated
                  by  reference  to Exhibit 10.7 of Form 10-KSB filed on
                  April 27, 2004)
10.12             Cancellation of Debt in Exchange for Securities Agreement
                  with Laura Wellington (Incorporated by reference to
                  Exhibit 10.33 of Form SB-2/A filed on May 3, 2004)
Exhibit 11* Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I
                  - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.
Exhibit 31.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
Exhibit 32.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C.
                  Section 1350
---
* Filed herewith.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEAK ENTERTAINMENT HOLDINGS, INC.

                                            By:  /s/ WILFRED SHORROCKS
                                                 ------------------------------
                                            Wilfred Shorrocks,
                                            Chairman and Chief Executive Officer

                                            Dated: May 17, 2004


                                            By:  /s/ Nicola Yeomans
                                                 ------------------------------
                                            Nicola Yeomans
                                            Principal Financial Officer

                                            Dated:  May 17, 2004