Form 10QSB/A
period 2003-06-30
PEAK ENTERTAINMENT HOLDINGS INC
filed 2004-05-18
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)
                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________.

                       Commission file number: 33-18143-D

                        PEAK ENTERTAINMENT HOLDINGS, INC.
        (Exact name of registrant as specified in its charter) (Zip Code)

         NEVADA                                                87-0449399
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)



          Bagshaw Hall, Bagshaw Hill, Bakewell, Derbyshire, UK DE45 1DL
               (Address of principal executive offices) (Zip Code)

                                 44 1629 814555
                           (Issuer's telephone number)


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

                                                   FORM 10-QSB/A
                                        FOR THE QUARTER ENDED JUNE 30, 2003


                                TABLE OF CONTENTS
                                                                                                          Page

Introductory Statement                                                                                     3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                              4

         Consolidated Balance Sheets                                                                       4
         Consolidated Statements of Operations                                                             5
         Consolidated Statements of Comprehensive Loss                                                     6
         Consolidated Statements of Cash Flows                                                             7
         Notes to Consolidated Financial Statements                                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            20
Item 3.  Controls and Procedures                                                                          33

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                34
Item 2.  Changes in Securities and Use of Proceeds                                                        34
Item 3.  Defaults Upon Senior Securities                                                                  34
Item 4.  Submission of Matters to a Vote of Security Holders                                              34
Item 5.  Other Information                                                                                35
Item 6.  Exhibits and Reports on Form 8-K                                                                 36

Signatures                                                                                                37

                             INTRODUCTORY STATEMENT

RECENT DEVELOPMENTS

Prior to April 2003, our corporate name was Palladium Communications Inc. and we conducted a telecommunications business.

In April 2003, we sold off substantially all of our assets and certain of our liabilities to Palladium Consulting Group, LLC, in exchange for $75,000. The assets sold consisted of substantially all of our assets used in our telecommunications business, including all of our carrier agreements, sales agent agreements, and equipment, which business we discontinued on April 22, 2003. The assets that we retained included cash and notes receivable, which were nominal amounts. The liabilities assumed by Palladium Consulting Group, Inc. consisted primarily of payment for phone systems and other equipment and a lease for office facilities. We retained substantially all of the liabilities, consisting primarily of outstanding debentures and accrued interest. As a result of the transaction, we were essentially a shell company with no assets and with substantial liabilities related to outstanding debentures.

On April 22, 2003, we acquired the business of Peak Entertainment Ltd., a United Kingdom company, by acquiring all of the outstanding shares of Peak Entertainment Ltd. in a transaction viewed as a reverse acquisition. We exchanged 19,071,684 shares of our common stock for all of the shares of Peak Entertainment Ltd. in a transaction viewed as a reverse acquisition. The shares issued to the holders of Peak Entertainment Ltd. constituted 90 percent of our outstanding shares. At the closing of the reverse acquisition, we appointed the principals of Peak Entertainment, Ltd., as officers and directors of our company, and our former directors and officers resigned.

On May 14, 2003, we changed our corporate name to Peak Entertainment Holdings, Inc.

BUSINESS OVERVIEW

We develop, market and sell entertainment and consumer products focused on the children's media and leisure market. Our business operations are primarily in three areas of the children's entertainment and leisure market: production of television shows; licensing of entertainment concepts and characters; and sale of merchandise products. Since inception, we have not generated significant revenues and it will require substantial working capital to execute its business plan. Our current business plan is centered on the production of television shows geared for the children's entertainment market. Once our planned television shows are produced, we believe that we will be able to generate revenue through the sale of broadcast rights of those shows. We also intend to license intellectual property rights created from the television shows and offer for sale merchandise related to the television shows.

Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets

                                                                             December 31, 2002   June 30, 2003
                                                                                                  Unaudited
Assets

Current Assets

Cash and cash equivalents .....................................................   $     9,870    $    91,047
Accounts receivable ...........................................................        63,341        177,062
Inventories ...................................................................       238,058        243,294
Other current assets ..........................................................          --          269,121
                                                                                  -----------    -----------
Total current assets ..........................................................   $   311,269    $   780,524

Plant and equipment, net ......................................................       136,538        154,495
Intangible assets, net of amortization ........................................     1,984,159      2,020,462
                                                                                  -----------    -----------
                                                                                  $ 2,431,966    $ 2,955,481
                                                                                  ===========    ===========
Liabilities and Stockholders' Equity/(Deficit)

Current Liabilities

Short term borrowings .........................................................   $   264,600    $   323,216
Advances from factor ..........................................................          --            7,126
Accounts payable ..............................................................       578,835      1,016,327
Stockholders' advances account ................................................       894,193        824,937
License fees payable ..........................................................       300,000        378,343
Other accrued liabilities .....................................................       233,316        627,559
                                                                                  -----------    -----------
Total current liabilities .....................................................   $ 2,270,944    $ 3,177,508

Long Term Liabilities

License fees payable ..........................................................     1,200,000      1,213,474
Convertible debentures ........................................................                      359,048
                                                                                  -----------    -----------
Total long term liabilities ...................................................   $ 1,200,000    $ 1,572,522

Stockholders' Equity (deficit)

Common stock, par value $0.001 - 900,000,000 shares authorized,  19,071,684 and
21,190,760 issued and outstanding .............................................   $    19,075    $    21,197
Additional paid in capital ....................................................       (19,072)       555,313
Retained earnings (deficit) ...................................................      (967,451)    (2,244,579)
Other comprehensive income ....................................................       (71,530)      (126,480)
                                                                                  -----------    -----------
Total stockholders' equity (deficit) ..........................................    (1,038,978)    (1,794,549)
                                                                                  -----------    -----------
                                                                                  $ 2,431,966    $ 2,955,481
                                                                                  ===========    ===========



See accompanying notes to consolidated financial statements

Consolidated Statements of Operations (Unaudited)

                                        3 months ended  3 months ended  6 months ended  6 months ended
                                        June 30, 2002   June 30, 2003    June 30, 2002   June 30, 2003
Revenue

  Character related consumer products            --            99,738            --          328,114
   Licensing arrangements ............           --            19,734            --           47,627
                                         ------------    ------------    ------------    -----------
Net revenue ..........................           --           119,472            --          375,741

Cost of Revenue
   Cost of goods sold ................           --            97,656            --          247,229
                                         ------------    ------------    ------------    -----------
Total cost of revenue ................           --            97,656            --          247,229

Gross profit .........................           --            21,816            --          128,512

Operating expenses
   Selling, general and administrative        179,635         730,964         330,259      1,122,848
   Depreciation and amortisation .....         13,699          41,951          13,699         80,180
                                         ------------    ------------    ------------    -----------
Total operating expenses .............        193,334         772,915         343,958      1,203,028
                                         ------------    ------------    ------------    -----------

Loss from operations .................       (193,334)       (751,099)       (343,958)    (1,074,516)

Foreign exchange gain ................         84,565          65,619          84,565         31,834

Interest expense .....................           --          (212,224)           --         (226,539)
                                         ------------    ------------    ------------    -----------
Net loss .............................   $   (108,769)   $   (897,704)   $   (259,393)   $(1,269,221)
                                         ============    ============    ============    ===========


Basic and diluted net loss per share .   $      0.006    $      0.043    $      0.014    $     0.061

Weighted average common shares
 outstanding .........................     19,071,684      20,701,742      19,071,684     20,678,456
                                         ============    ============    ============    ===========


See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Loss (Unaudited)


                                        3 months ended  3 months ended  6 months ended  6 months ended
                                        June 30, 2002   June 30, 2003    June 30, 2002   June 30, 2003


Net loss ........................        $   (108,769)   $   (897,704)      $(259,393)   $ (1,269,221)

Cumulative translation adjustment             (18,815)        (84,384)        (18,148)       (126,480)
                                         ------------    ------------    ------------    ------------
Comprehensive loss ..............        $   (127,584)   $   (982,088)   $   (277,541)   $ (1,395,701)
                                         ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

                                                               Six months ended June 30
                                                               ------------------------
                                                                   2002        2003
                                                               -----------    ---------
Cash flows from operating activities:

Net loss                                                        $ (259,393) $(1,269,221)
Adjustments to reconcile net loss to net cash used
 in operating activities:

Depreciation ...............................................          --          2,796
Amortization of intangible assets ..........................        13,699       77,384
Foreign exchange gain ......................................       (84,565)     (31,834)
Amortization of discount on debentures .....................          --        150,548
Changes in working capital:

Accounts receivable ........................................          --       (112,135)
Inventories ................................................       (46,444)        (738)
Other current assets .......................................       (28,303)     (44,322)
Accounts payable and other accrued liabilities .............       158,780      857,278
                                                               -----------    ---------
Net cash used in operating activities ......................      (246,226)    (370,244)
                                                               ===========    =========
Cash flows from investing activities:

Purchase of plant and equipment ............................      (111,410)     (19,840)
Purchase of intangibles ....................................      (250,455)     (54,958)
                                                               -----------    ---------
Net cash used in investing activities ......................      (361,865)     (74,798)
                                                               ===========    =========
Cash flows from financing activities:

Short term borrowings, net .................................          --         51,976
Stockholders' advances account, net.........................       648,368      (97,396)
Advances from factor, net...................................          --          7,126
Convertible debentures .....................................          --        550,000
                                                                -----------    ---------

Net cash provided from financing activities ................       648,368      511,706
                                                               ===========    =========
Cumulative translation adjustment ..........................        20,217       14,513
                                                               ===========    =========
Increase in cash and cash equivalents ......................        20,060       81,177
Cash and cash equivalents, beginning of period .............          --          9,870
                                                               -----------    ---------
Cash and cash equivalents, end of period ...................   $    20,060    $  91,047
                                                               ===========    =========
Supplemental disclosure of cash flow information
Interest paid ..............................................   $      --      $      29
                                                               ===========    =========
Purchase of licenses through issuance of long
term liabilities ...........................................   $ 1,400,000    $   8,252
                                                               ===========    =========
Accounting for reserve acquisition .........................          --      $ 208,500
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

Notes to consolidated financial statements


3     Plant and Equipment

      Plant and equipment comprise the following at June 30, 2003.

      Fixtures and fittings                             $ 28,098
      Moulds and tooling                                  98,056
      Computer equipment                                  37,183
                                                        --------
                                                         163,337
      Accumulated depreciation                             8,842
                                                        --------
                                                        $154,495
                                                        ========

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


4     Intangible Assets

                                                    Accumulated
                                        Cost        amortization         Total
                                        ----        ------------         -----
      Licenses                        $1,841,794      $134,905     $1,706,889
      Trademarks                         117,046         4,316        112,730
      Film and television costs          139,983            --        139,983
      Website costs                       75,660        14,800         60,860
                                     -----------      --------     ----------
                                      $2,174,483      $154,021     $2,020,462
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

      During the six months the company had the following transactions with its related parties:

      a)    Wilfred and Paula Shorrocks

            i)    Movements on stockholders' advances account

                      Balance due by the Company December 31, 2002     $894,193
                      Cash repayments                                   (97,396)
                      Foreign exchange loss                              28,140
                                                                      ---------
                      Balance due by the Company at June 30, 2003     $ 824,937
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

      Balance Sheet Adjustments

      The following is a summary of the adjustments to effect the recapitalization:

                                                                        Additional                        Other
      Stockholders' Equity                                 Common        Paid In         Retained      Comprehensive
                                            Shares         Stock         Capital         Earnings         Income          Total

      Peak Entertainment                             2           $6             $0       -$1,346,875     -$42,096      -$1,388,965
      Holdings Inc - April 22, 2003
      Stock split(1)                        19,071,682       19,072        -19,072                 0            0               0
      Subtotal                              19,071,684       19,078        -19,072        -1,346,875      -42,096      -1,388,965
      Palladium                              2,119,076        2,119       -210,619                 0            0        -208,500
      Communications, Inc. -
      Net assets on April 22, 2003 (2)
      Total stockholder                     21,190,760      $21,197      -$229,691       -$1,346,875     -$42,096       -$1,597,465
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

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto.

Unless otherwise stated, the discussion and analysis refers to the business of Peak Entertainment Ltd., which we acquired on April 22, 2003 in a transaction viewed as a reverse acquisition, and does not refer to the operations for our former business which was sold in April 2003. Under applicable accounting principles, the historical financial statements of Peak Entertainment Ltd. became those of the Company.

                             INTRODUCTORY STATEMENT

The quarter ended June 30, 2003 was a period of transition, as we sold our former telecommunications business and acquired a recently commenced media entertainment business. We have not generated significant revenues in this period because we had not yet funded the television shows upon which we plan our exploitation of the related intellectual rights portfolio. Our ability to convert current negotiations to executed contracts is dependent upon such progress with the television shows. We have delayed the production of the associated toys and merchandise for the television shows, and this has compromised our ability to generate sales in these areas.

SALE OF FORMER BUSINESS

Prior to April 2003, our corporate name was Palladium Communications Inc. and we conducted a telecommunications business.

In April 2003, we sold off substantially all of our assets and certain of our liabilities to Palladium Consulting Group, LLC, in exchange for $75,000. The assets sold consisted of substantially all of our assets used in our telecommunications business, including all of our carrier agreements, sales agent agreements, and equipment, which business we discontinued on April 22, 2003. The assets that we retained included cash and notes receivable, which were nominal amounts. The liabilities assumed by Palladium Consulting Group, Inc. consisted primarily of payment for phone systems and other equipment and a lease for office facilities. We retained substantially all of the liabilities, consisting primarily of outstanding debentures and accrued interest. As a result of the transaction, we were essentially a shell company with no assets and with substantial liabilities related to outstanding debentures.

On April 22, 2003, we acquired the business of Peak Entertainment Ltd., a United Kingdom company, by acquiring all of the outstanding shares of Peak Entertainment Ltd. in a transaction viewed as a reverse acquisition.

The purpose of these corporate transactions was to try to create some value for our shareholders. It is the understanding of our current management that the former principals of the Company sought to discontinue its business operations as a publicly-held entity, and the principals of Peak Entertainment Ltd. sought access to financing, which it had difficulty obtaining as a privately-held company.

CURRENT BUSINESS

Our business operations are primarily in three areas of the children's entertainment and leisure market: production of television shows; licensing of entertainment concepts and characters; and sale of merchandise products. Since inception, we have not generated significant revenues and it will require substantial working capital to execute its business plan.

Our current business plan is centered on the production of television shows geared for the children's entertainment market. Once our planned television shows are produced, we believe that we will be able to generate revenue through the sale of broadcast rights of those shows. We also intend to license intellectual property rights created from the television shows and offer for sale merchandise related to the television shows.

The quarter ended June 30, 2003 was an extremely difficult time for us. We had very little operating capital to fund the production of planned television shows, and focused on raising capital from third parties to fund the production of the television shows.

The difficulty in raising capital in 2003 has delayed our projected timetable for our business operation. The lack of capital to fund production of a single television episode show, in turn, has delayed and compromised our ability to license intellectual property rights and sell toys and merchandise based on the television shows.

Until we raise sufficient capital to produce its planned television shows, we do not expect to generate any significant revenues from any of our lines of business. If we are unable to raise capital to produce our planned entertainment products, we intend to alter our business plan to focus on licensing intellectual property to third parties, and on the sale of toys and other consumer goods.

RESULTS OF OPERATION

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002.

REVENUES
--------

Revenues for the three and six months ended June 30, 2003 were $119,472 and $375,741, respectively, a 100% increase over revenues in the corresponding period of 2002 of nil. This increase resulted mainly from the sale of our gift related products `Countin' Sheep' and `Kewpie Dolls'. Also included within the increased revenue figure are royalties generated under various licensing arrangements. At the same time in 2002, we did not generate any revenues as we were still very much in the final stages of finalizing production of products for sale. This period in 2002 was primarily the set up period for us.

A breakdown of revenues by our business divisions is set forth in the table below.

------------------------------------------------ ------------------------ -------------------------- ----------------
Division                                            2003 Revenue ($)          2002 Revenue ($)         % Increase
                                                       (3 months)                (6 months)             over 2002
------------------------------------------------ ------------------------ -------------------------- ----------------
Entertainment/ Production                                  nil                       nil                   N/A
------------------------------------------------ ------------------------ -------------------------- ----------------
Licensing Arrangements                                   19,734                    47,627                  N/A
------------------------------------------------ ------------------------ -------------------------- ----------------
Character Related Consumer Products                      99,738                    328,114                 N/A
------------------------------------------------ ------------------------ -------------------------- ----------------
         Total Revenues                                  119,472                   375,741                 N/A
------------------------------------------------ ------------------------ -------------------------- ----------------

We have not generated significant revenues in this period as was expected because our primary revenue sources in this period related to consumer gift products, which experiences seasonal lulls.

We only recently commenced our operations. We do not believe that our historical revenues are indicative of any current or future trends or demands, nor of future operating performance. In 2003, we were in the early production stages of two television shows, and we expect to remain in the production stages of the shows in 2004. Until we have completed production of the shows and are in position to generate revenues from the sales of broadcast rights for the shows, we do not have an adequate basis for projecting revenues, nor identifying trends or demands. This applies for all main lines of our business, as our licensing activities and consumer projects are expected to be centered around our entertainment products.

COST OF REVENUE
---------------

For the three and sixth months ended June 30, 2003, cost of revenues was $97,656 and $247,229, respectively, a 100% increase over the corresponding period in 2002 of nil. The increase in cost of revenues is attributable to an increase in costs associated with the production consumer goods.

We anticipate that our cost of revenue with respect to our entertainment division and our consumer product division will increase significantly in the remainder of 2003 and in 2004, as we enter into the production stages of television show episodes and increase marketing efforts for the sale of consumer goods. It is anticipated that the cost of revenue for our entertainment products will initially increase in relation to our entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred. Since costs for our entertainment division comprise mostly of non-recurring episode production costs, we expect such costs to decrease as a percentage of revenues as we distribute the shows and generate revenues from more and more markets. It is anticipated that the cost of revenue for our consumer products will increase in direct relation to an increase in revenues.

GROSS PROFIT
------------

Gross profits as a percentage of revenue for the three months ended June 30, 2003 was 18%. Gross profits as a percentage of revenue for the six months ended June 30, 2003 was 34. No revenues were generated in the three and six month periods ending June 30, 2002.

OPERATING EXPENSES
------------------

Selling, general and administrative expenses increased by 306%, to $730,964 for the three month period ending June 30, 2003 compared to $179,635 for the three months ended June 30, 2002. Selling, general and administrative expenses increased 239% to $1,122,848 for the six-month period ended June 30, 2003 as compared to $330,259 for the same period last year. This increase relates primarily to the increased legal and professional costs associated with being a public company, and other professional services related to the reverse acquisition, financing transactions such as the issuance of convertible debentures. Such costs have been a significant factor affecting the business operations at a time when we lack sufficient revenues from operations to finance the production of our entertainment products, and rely upon financing from third parties. We did not incur such expenses in 2002 when we were a privately-held company and did not engage in substantial financing activities. We anticipate that expenses for legal, accounting and other professional services will continue to be a significant factor, due to our continuing need to raise capital and our securities law reporting obligations as a publicly-held company.

Additionally, our overhead has increased with appointments of animation designs. This strategic move increases the control of our projects and it is intended that the investment will be recouped with savings from outsourcing to third parties.

NET LOSS
--------

Operating loss for the three months ended June 30, 2003 was $751,099 as compared to an operating loss of $193,334 for the three months ended June 30, 2002. Operating loss for the six months ended June 30, 2003 was $1,074,516 compared to an operating loss of $343,958 for the six months ended June 30, 2002.

This increase in operating loss is primarily due to increased legal and professional fees, which have been generated due to the reverse acquisition, financing transactions such as the issuance of convertible debentures, and securities law reporting obligations as a publicly-held company.

Interest expense by the Company for the three months ended June 30, 2003 increased to $212,224 from nil for the three months ended June 30, 2002. Interest expense for the Company for the six months ended June 30, 2003 increased to $226,539 from nil for the six months ended June 30, 2002. This increase is mainly attributable to the amount of interest that is payable upon 12% debentures issued in April 2003 and those that we acquired from the former business.

The net loss for the three months ended June 30, 2003 was $897,704 as compared to net loss of $108,769 for the three months ended June 30, 2002.. The net loss for the six months ended June 30, 2003 was $1,269,221 as compared to net loss of $259,393 for the six months ended June 30, 2002. This loss for the period is attributable to the increase in costs and interest payable in relation to the reverse acquisition, significant increases in professional fees associated with being a publicly-held company, and the interest on outstanding debentures.

Basic and diluted net loss per share for the three months ended June 30, 2003 were $0.043 compared to a net loss per share of $0.006 for the same period in 2002. Basic and diluted loss per share for the six months ended June 30, 2003 were $0.061 compared to loss of $0.014 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

We had a positive net change in cash of $81,177 for the six months ended June 30, 2003, compared to the same period in the year June 30, 2002 of $20,060.

CASH REQUIREMENTS
-----------------

Our revenues have been insufficient to cover our operating expenses. Since inception, we have been dependent on loans from our officers and on private placements of our securities in order to sustain operations.

As of June 30, 2003, we had commitments for capital and other expenditures aggregating $4,750,030 included in current and long term liabilities, payable over a maximum 20 year period. Those commitments and the amounts payable in 2004, giving effect to terms amended in 2004, are summarized in the following table.

------------------------ --------------- ------------------------ ------------------------- --------------------------
Contractual              Liability       Agreement Terms          Amount payable            Notes
Obligations              As of 6/30/03
------------------------ --------------- ------------------------ ------------------------- --------------------------
Short term borrowings    $323,216        20% interest per         $323,216, plus interest   We intend to repay the
                                         annum, secured by                                  loan in 2004 by selling
                                         certain inventory                                  inventory.
------------------------ --------------- ------------------------ ------------------------- --------------------------
Accounts Payable -       $1,016,327      Various (composed        $1,016,327                All current liabilities
Various                                  significantly of                                   are within the contract
                                         various ordinary                                   terms and will be paid
                                         business expenses, as                              in accordance with the
                                         well as legal,                                     contract terms.
                                         accounting, and other
                                         professional fees).

------------------------ --------------- ------------------------ ------------------------- --------------------------
Stock holders'           $824,937        Promissory note agreed   $0                        In 2004, we entered into
advances account -                       in 2004                                            a promissory note,
                                                                                            payable in
                                                                                            installments.  First
                                                                                            payment due on 1/2005
                                                                                            and to be repaid in full
                                                                                            not later than 2008.
------------------------ --------------- ------------------------ ------------------------- --------------------------
License fees payable     $378,343                                 $378,343

------------------------ --------------- ------------------------ ------------------------- --------------------------
Advance from factor      $7,126                                   None - deducted from
                                                                  factored debt
------------------------ --------------- ------------------------ ------------------------- --------------------------
Other - including Tax    $627,559                                 $627,559
& Social security and
accruals
------------------------ --------------- ------------------------ ------------------------- --------------------------



------------------------ --------------- ------------------------ ------------------------- --------------------------
Long Term License        $1,213,474      10% royalty payable      $1,213,474                Pay from royalties from
                                         quarterly in                                       licenses to third
                                         perpetuity.  Guarantee                             parties over the term of
                                         of $1,000,000, with no                             the contract.
                                         established payment                                In 2004, we amended the
                                         term.                                              license agreement to
                                                                                            establish a minimum
                                                                                            quarterly royalty payment
                                                                                            of $12,500 due beginning
                                                                                            September 30, 2004.
------------------------ --------------- ------------------------ ------------------------- --------------------------
Convertible debentures   $359,048                                 $359,048
------------------------ --------------- ------------------------ ------------------------- --------------------------
TOTAL                    $4,750,030                               $3,917,967
------------------------ --------------- ------------------------ ------------------------- --------------------------


You will note that $2,038,411, or 43% of the total, is committed to the principals of the company in promissory notes or long-term licenses and a further 8% is committed to the convertible debenture agreements.

In addition to the commitments set forth in the table above, we will need in 2004 to raise substantial capital to finance the production of our entertainment projects:

o Monster In My Pocket. Approximately $5 million in the next twelve months to produce 26 episodes of the program.

o The Wumblers. Approximately $2,500,000 in the next twelve months to develop this project.

We believe that we will need operating capital of approximately $3,000,000 in the next twelve months to maintain our current operations, and additional operating capital of approximately $7,500,000 in the next twelve to twenty four months to finance television production of our planned entertainment projects which are already in various stages of pre-production and early production, but currently unable to be scheduled for further production until additional capital is obtained.

We anticipate meeting certain of our short-term liquidity needs from cash flows generated by ongoing sales of our consumer products, and other short-term and long-term liquidity needs through cash flows generated by sales from our current entertainment projects, Monster In My Pocket and The Wumblers, once production is funded and ready for broadcast sales.

Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production.

Management expects to satisfy its production costs needs by entering into co-production agreements with third parties, which is customary in the industry, in which co-producers provide a certain amount of capital and are entitled to a specified percentage of the revenues.

Until our entertainment projects can be funded and full television production activities commenced so that we can begin to sell broadcast rights to air the shows, we will continue to rely on short-term outside funding to finance our non-production related operating expenses and pay our liabilities. We intend to continue to raise funds through private placements of our securities, including the issuance of debt. We sold certain convertible debentures in April 2003 that place certain limitations on our financing activities, such as the debenture holders held security interests in substantially all of our assets and collateral, and a majority of the debenture holders had to approve any of our financing proposals that involved issuance of securities convertible into an indeterminable amount of shares or carry registration rights or other equity financings. There can be no assurances that the proceeds from private placements or other capital transactions will continue to be available, that revenues will increase to meet our cash needs, that a sufficient amount of our securities can or will be sold, or that any common stock purchase options/warrants will be exercised to fund our operating needs.

Other than raising funds from outside sources, we have no concrete plans in effect to address issues created by the facts that: we have negative cash flow from operations, our current liabilities exceed our current assets, or we may become unable to pay our liabilities as they come due. If we are unable to obtain funding for the entertainments projects, we may be forced to alter our business plan to exclude production and focus on licensing activities, or curtail or terminate operations.

SOURCES AND USES OF CASH
------------------------

For the six months ended June 30, 2003, we had a net operating loss of $1,074,516, and an overall net loss of $1,269,221. We experienced positive cash flow for the six months ended June 30, 2003, primarily due to cash received from financing activities. At June 30, 2003, we had $91,047 in cash and had a working capital deficit of $370,244.

In 2003, we did not use or depreciate the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to an enquiry from the Hong Kong Inland Revenue Department. The enquiry concerned the non-submission of certain tax computations to ascertain taxes payable by the prior owners of Jusco Toys. This was unknown to Peak until after we acquired Jusco Toys from the administrators of Just Group Plc. This enquiry has been determined in March 2004 at a cost to us of $9,235, and we now can utilize the moulds and tooling and depreciate the equipment.

         SOURCES AND USES OF CASH FROM OPERATING ACTIVITIES
         --------------------------------------------------

For the six months ended June 30, 2003, cash flows from operating activities resulted in negative cash flows of $370,244, due primarily from a significant increase in accounts payable of $857,278. The increase in accounts payable is primarily due to significant legal, accounting and other professional fees. We expect to continue to experience an increase in accounts payable in 2004 until we are in position to sell our entertainment products.

Cash has been used in operating activities, the purchase of new plant and equipment, and intangibles and repaying stockholders' advances.

It is necessary for us to obtain additional capital from outside sources to allow us to move forward with our operations and proposed new products. We believe that our future growth is dependent on the degree of success of current operations in generating revenues, the ability to resolve our obligations under existing contractual terms, and the ability to obtain additional funding for our operations. We need additional funds for development of animation for our products, the sale of which, in turn, it is anticipated, could produce cash inflows from licensing opportunities.

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

         SOURCES AND USES OF CASH FROM INVESTING ACTIVITIES
         --------------------------------------------------

For the six months ended June 30, 2003, cash flows from investing activities resulted in negative cash flows of $74,798, a significant decrease from cash used in investing activities in 2002 of $361,865

Cash used in investing activities was significantly larger in 2002, because we were still in our start-up stages through much of 2002. In 2002, we used significant cash to acquire assets essential for our start-up business stage. Cash applied to investing activities for the year ended December 31, 2002 consisted of capital purchases of plant and equipment of $111,410, and the purchase of intangibles in the form of license agreements for intellectual property rights amounting to $250,455.

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

         SOURCES AND USES OF CASH FROM FINANCING ACTIVITIES
         --------------------------------------------------

For the six months ended June 30, 2003, cash flows from financing activities resulted in positive cash flow of $511,706, which is slightly less than cash flow from financing activities in 2002. Cash flow derived primarily from the sale of convertible debentures.

Whereas, in 2002, the primary source of funds were significant loans from our officers to fund our operations. In the future, we intend to rely upon cash provided by entertainment production financing partners, and to rely upon capital raised from third party investors in private placements to fund our operations. Entertainment production financing partners will share in the proceeds of the sale of the produced products.

SHORT TERM BORROWINGS. We had net cash provided from a short term financing agreement for the six months ended December 31, 2002 totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory. At June 30, 2003, the balance was $323,216. The debt was originally due on January 10, 2003. It is envisaged that the loan will be repaid in 2004 from revenues from the sale of inventory.

STOCKHOLDER ADVANCES. From time to time, Mr. and Mrs. Shorrocks loaned money to us to fund day-to-day operations, as well as for the acquisition of certain properties. Through December 31, 2002, the Shorrocks loaned to us $972,386, and we repaid $78,193 to the Shorrocks in 2002. As of June 30, 2003, we owed the Shorrocks $824,937. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks an unsecured promissory note for the monies due, establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance in full upon various conditions of our future financial results, such as, at a time when we achieve shareholders' equity in excess of 150% of the amount due, or we achieve positive net income from operations in excess of 150% of the amount due.

ISSUANCE OF CONVERTIBLE DEBENTURES IN 2003. In April 2003, immediately following the sale of our predecessor telecommunications business to Palladium Consulting Group, we had outstanding convertible debentures in the principal amount of approximately $208,500 and warrants to buy 645,000 shares of common stock. These securities had been sold by our predecessor business in February 2002 and we retained these liabilities following the sale of our former telecommunications business.

On April 22, 2003, following the acquisition of Peak Entertainment Ltd., we entered into an agreement for the sale to the same holders of the then outstanding convertible debentures additional convertible debentures in the principal amount of up to $785,000 and warrants to buy 1,570,000 shares of our common stock. We received $550,000 in April 2003.

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

The debentures also carried certain limitations on our financing activities, such as the debenture holders held security interests in substantially all of our assets and collateral, and a majority of the debenture holders had to approve any of our financing proposals that involved issuance of securities convertible into an indeterminable amount of shares or carry registration rights or other equity financings.

SUBSEQUENT REPURCHASE OF CONVERTIBLE DEBENTURES. The outstanding debentures represented a large amount of debt relative to our identifiable liquid assets. As of June 30, 2003, we had an aggregate of approximately $765,000 in 12% convertible debentures outstanding, without including the interest accruing on the debentures. In the months after April 2003 through December 2003, we had very little success in raising capital from third parties to fund our operations. This inability was due, in part, to the conversion terms of the outstanding debentures. Potential financiers were unwilling to commit capital to us because of the conversion terms of the outstanding debentures, since the debenture holders could convert their debentures into a significant and potentially limitless number of our shares at a significant discount to the market price of our common stock. In order to raise capital, we needed to seek an amendment of the conversion terms of the debentures or repurchase the debentures.

On January 5, 2004, we completed a transaction with former debenture holders in which, we repurchased from the former debenture holders an aggregate of approximately $1,000,000 principal amount of 12% convertible debentures and 2,215,000 common stock purchase warrants, which represented all of the securities that they purchased pursuant to Securities Purchase Agreements dated as of February 28, 2002 and dated as of April 22, 2003. We paid the former debenture holders $1,000,000 in cash and 1,000,000 shares of our unregistered common stock for the repurchase of the securities. The $1,000,000 payment to the former debenture holders consisted of $500,000 in cash, and $500,000 in promissory notes which were paid in full on March 22, 2004. In order to make such payment, we used $250,000 that we had in operating capital, and $750,000 that we raised through the sale of securities. In the period from February 5, 2005 to March 5, 2005, the former debenture holders have the right to make us buy from them, all of the 1,000,000 shares of common stock issued to them on January 5, 2004, at the price of $.75 per share. The put right only applies if the former debenture holders wish to make us buy all 1,000,000 shares that they still own at that time, less any amounts they may have previously sold or transferred. The put right is not transferable. We also paid for $10,000 of the former debenture holders' fees and expenses in connection with the transaction.

We financed the repurchase primarily through the sale of new 8% convertible debentures due January 2007, accordingly, we may need approximately $1,860,000 to pay off the debentures and accrued interest in January 2007 if none of the debentures and accrued interest are converted into our common stock.

CERTAIN SALES OF SECURITIES IN 2003 AND 2004
--------------------------------------------

On July 9, 2003, Mr. Kuessous loaned us $100,000, and on December 17, 2003, we exchanged the debt for 583,333 shares of common stock and 150,000 common stock purchase warrants exercisable for three years at $0.50 per share.

On January 5, 2004, we sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchase warrants. The purchase price totaled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes. The promissory notes are due within three business days of the effectiveness of the registration statement registering the resale of the shares underlying the debentures and warrants. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 7 of each year, commencing with January 7, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause us to issue common stock in exchange for interest. The warrants are exercisable at a price of $0.50 per share. After the tenth consecutive business day in which our common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. The $1,500,000 of convertible debentures due January 5, 2007 are protected by security interests in substantially all of our collateral. We will need the approval of the debenture holders in order to grant security interest rights to third parties that are senior to or on par with these debentures. We used $750,000 of the proceeds for the retirement of previously issued 12% debentures discussed above

On January 29, 2004, we entered into a Securities Purchase Agreement with Shai Stern. Pursuant to the agreement, we sold $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The purchase price was $50,000. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 29 of each year, commencing with January 29, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause us to issue common stock in exchange for interest. We used the proceeds for working capital purposes.

The debentures issued in January 2004 are substantially different from the repurchased debentures. The most material difference in the debentures is that the repurchased debentures accrued interest at 12% whereas the new debentures accrue interest at 8%, the repurchased debentures were due in 2004 whereas the new debentures mature in 2007. Other differences are that the repurchased debentures could be converted at a fluctuating rate at a substantial discount to the market price of our common stock into an undeterminable amount of shares of common stock whereas the new debentures are convertible at a fixed rate into a fixed number of shares of common stock.

We may need approximately $1,860,000 to pay off the debentures and accrued interest in January 2007 if none of the debentures and accrued interest are converted into our common stock. That amount payable in January 2007 represents 641% of our gross profit as of December 31, 2003. We do not presently have the cash to pay that amount, and our present revenues and gross profit levels make it unreasonable to think that our present operations are capable of producing cash streams to pay the debt in 2007. We do not have any specific plan to pay the debentures or the accrued interest. We believe that the holders of the debentures are likely to convert the debentures into shares of common stock prior to maturity of the 8% debentures in 2007. If the debentures are not converted prior to 2007, we anticipate that by January 2007 our operations will be producing sufficient revenues and cash flow to pay off the debt, because it is highly unlikely that we will continue to be in operations in 2007 if we are unable to resolve our going concern issues in 2004 or 2005. The first interest payment on the 8% convertible debentures is not due until January 2005, and if our operating revenues are insufficient to pay the interest, or if the interest amount is not converted into common stock, we will seek to resolve payment of interest through a promissory note, issuance of other securities, or some other similar arrangement.

On March 10, 2004, we entered into Securities Purchase Agreements with eleven accredited investors. Pursuant to the agreements, we sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for the total purchase price of $500,000. Legend Merchant Group, Inc. acted as the placement agent for these transactions. All of the purchasers were preexisting customers of Legend Merchant Group. We paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. We agreed to seek registration of the resale of the shares of common stock and the shares underlying the warrants in the amendment to our registration statement initially filed in February 2004. If that registration statement becomes effective, but does not include the investors' shares, the investors can demand that we file a separate registration statement seeking registration of the investors' securities. We will have ten days to file such a registration statement, and we will be required to pay a $2,500 per day penalty for late filing of such registration statement. In the event that the registration statement is not declared effective within the later of 120 days from March 10, 2004 or thirty days after receipt of a last comment letter from the S.E.C., we will be required to issue, as a penalty, approximately 100,000 shares of common stock for each subsequent month period in which the registration statement has not been declared effective. We used the proceeds from the sale of securities for working capital purposes.

On April 28, 2004, we entered into an agreement with Laura Wellington, whereby we exchanged a debt of $250,000 owed to Ms. Wellington in exchange for 500,000 shares of common stock. Ms. Wellington had loaned $250,000 to us in or about October 2003, which we used for working capital purposes.

CASH MANAGEMENT

We will use our cash to meet certain expenses necessary to operate, such as payment of employee salaries, taxes, and ordinary business expenses such as office rent. We will also use cash to make payments on short term borrowings, contractually obligated payments on license arrangements and other accounts payable, although we will seek to renegotiate the timing and payment schedule of certain license arrangements.

After paying for ordinary expenses, to the extent that we have available cash, including cash received from financing arrangements, significantly all of our cash will be applied to the production of the television episodes. We have been in negotiations with co-production partners for all of our television episodes. The total cost of each show will be formalized by way of a cash flow budget, payable over a period of 12 to 36 months. This will be monitored in detail. It will be a requirement of any of our partners to supply us with an actual budget statement on a monthly basis compared to the agreed budget. It is important that we do not increase the budget by significant amounts and that it tries to keep within the budget to the extent feasible. We have implemented procedures for cash management controls.

PLAN OF OPERATIONS TO ADDRESS GOING CONCERN

In their report dated May 30, 2003, our independent auditors stated that our financial statements for the year ended December 31, 2001 and 2002 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of historical losses from operations, cash flow deficits and a net capital deficiency. As a result of the foregoing, the auditors have expressed substantial doubt about our ability to continue as a going concern. We continue to experience net operating losses.

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

o     seeking institutional investors for equity investments;

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

To address these issues, in 2004, we entered into agreements with two investment banking companies to assist us in raising capital. However, it appears that potential financiers are reluctant to invest until after the registration statement that we submitted in February 2004 is effective, and any delays in our attaining effectiveness of the registration statement will increase our legal and accounting professional fees and will delay receipt of potential financing that we need to fund our entertainment projects, which, in turn, will distract management from furthering its business projects as management will be required to focus on seeking operating capital.

Additionally, we have discussed renegotiation of payments terms of certain existing contractual obligations.

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

(4) Research and development expenditure.
    -------------------------------------

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

Item 3. CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On April 22, 2003, we acquired Peak Entertainment Ltd., together with its subsidiaries. Under the terms of the agreement, we acquired 100 percent of Peak Entertainment's stock in exchange for the issuance by us of 19,071,684 shares of our common stock to the twelve holders of Peak Entertainment Ltd. common stock in a transaction viewed as a reverse acquisition. Each of those persons receiving shares of our common stock was an accredited investor as that term is defined under Regulation D of the Securities Act of 1933, as amended. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

        In April 2003, the Company entered into a securities purchase agreement, dated April 22, 2003, for the sale of an aggregate of $785,000 principal amount of 12% convertible debentures and warrants to purchase 1,570,000 shares of common stock in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 to four accredited investors introduced to the Company by The N.I.R. Group, LLC: AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. (formerly known as AJW/New Millennium Offshore, Ltd.), and AJW Qualified Partners, LLC (formerly known as Pegasus Capital Partners, LLC). The debentures bear interest at 12%, and mature one year from the date of issuance. The debenture holders have the right to convert the principal amount of the debentures and the accrued interest into shares of common stock at the lesser of $1 or 50% of the average of the three lowest intraday trading price of the Company's common stock during the twenty trading days before the election of conversion. The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. In addition, the Company granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable for five years at $0.31 per share. If the Company issues shares of common stock below the market price, determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance, the exercise price of the warrants is to be adjusted. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by the Company in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance. In the event that the Company breaches any representation or warranty regarding the condition of the Company made in the Securities Purchase Agreement, or breaches any covenant made in the agreement, the Company is to liable for liquidated damages in shares or cash, at the election of the investors, equal to three percent of the outstanding amount of the convertible debentures per month plus accrued and unpaid interest. These debentures and warrants were repurchased from the holders in January 2004.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

Item 5. OTHER INFORMATION.

        In April 2003, we sold our telecommunications business to Palladium Consulting Group, LLC for $75,000 The assets sold to Palladium Consulting Group consisted of substantially all of our assets, including all carrier agreements, sales agent agreements, and equipment. The retained assets included cash and notes receivable. Palladium Consulting Group assumed certain of our liabilities, including our payables for phone systems and equipment and a lease for office facilities. We retained liabilities in connection with outstanding convertible debentures. As a result of the transaction, we had substantially no assets and had significant liabilities, consisting of the retained convertible debentures and accrued interest.

        On April 22, 2003, following the sale of our former business, we acquired the business of Peak Entertainment Ltd., together with its subsidiaries. We exchanged 19,071,684 shares of our common stock for all of the shares of Peak Entertainment Ltd. in a transaction viewed as a reverse acquisition. The shares issued to the holders of Peak Entertainment Ltd. constituted 90 percent of our outstanding shares. Upon completion of the reverse acquisition, we appointed the principals of Peak Entertainment, Ltd., as our officers and directors. Our former directors and officers resigned on the date of the reverse acquisition.

        Pursuant to an agreement dated April 28, 2003 with The Silly Goose Company, LLC, we are entitled to all exploitation rights in The Wumblers including merchandise and distribution rights. We are to finance or obtain financing for the episodes. Funding sources will share copyright interests in the television episodes according to the allocation of net proceeds. We will have the right to produce other episodes based on the licensed intellectual property. We have the right to exploit the licensed property worldwide in perpetuity. We are entitled to 35% to 40% of the gross revenues, depending on the location from which revenues are generated and the form of the source of revenues, whether television, music, or merchandise. We and any financing partners are entitled to recoup all production and marketing costs from gross revenues.

        We have a letter of intent agreement with Mainframe Entertainment Inc., dated June 1, 2003, pursuant to which Mainframe is to provide 20%, approximately $1,600,000, of funding for the production of television episodes of Monster In My Pocket. Mainframe is to have sole television distribution rights in Canada and is entitled to 100% of the television distribution proceeds in Canada, and joint television distribution rights in the United States and is entitled to 5% to 7.5% of the television distribution proceeds in the United States. Mainframe is entitled to 35% of the gross licensing and merchandising revenues in Canada, and 5% to 20% of the gross licensing and merchandising revenues in the United States.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

Exhibit No.          Description

Exhibit 2.1 Agreement and Plan of Acquisition by and among Palladium Communications, Inc., Peak Entertainment, Ltd., Wilfred Shorrocks and Paula Shorrocks, made as of the 22nd day of April, 2003 (Incorporated by reference to exhibit 10.1 of Form 8-K filed on May 7, 2003)

Exhibit 2.2 Asset Purchase Agreement, dated as of April 22, 2003, between Palladium Communications, Inc. and Palladium Consulting Group LLC (Incorporated by reference to Exhibit
                     2.4 of Form SB-2 filed on February 2, 2004)

Exhibit 4.1 Amendment to Securities Purchase Agreement, dated June 17, 2003 (Incorporated by reference to Exhibit 4.2 of Form SB-2 filed on February 2, 2004)

Exhibit 4.2 Securities Purchase Agreement, dated as of April 22, 2003 (Incorporated by reference to Exhibit 4.2 of Form SB-2 filed on February 2, 2004)

Exhibit 4.3 Disclosure Schedules to Securities Purchase Agreement dated April 22, 2003 (Incorporated by reference to exhibit 10.1 of Form 10-QSB filed on November 26, 2003)

Exhibit 10.1 Agreement, dated April 28, 2003, with The Silly Goose Company, LLC (Incorporated by reference to Exhibit 10.14 of Form SB-2 filed on February 2, 2004)

Exhibit 10.2 Agreement with Mainframe Entertainment, Inc. dated June 1, 2003 (Incorporated by reference to Exhibit 10.24 of Form SB-2 filed on February 2, 2004)

Exhibit 11*   -      Statement re: computation of per share earnings is hereby
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

 -----
*  Filed herewith.


(b)   Reports on Form 8-K.

During the quarterly period ended June 30, 2003, the Company filed the following reports on Form 8-K:

1. A Report filed on May 7, 2003, which disclosed the acquisition of Peak Entertainment Ltd. by the Company under Item 1.

2. A Report filed on June 10, 2003, which disclosed a change of accountants under Item 4, and a change in fiscal year under Item 8.

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

                                         PEAK ENTERTAINMENT HOLDINGS, INC.

                                         By:  /s/ WILFRED SHORROCKS
                                            ------------------------------
                                         Wilfred Shorrocks,
                                         Chairman and Chief Executive Officer

                                         Dated: May 18, 2004


                                         By:  /s/ Nicola Yeomans
                                            -----------------------------
                                         Nicola Yeomans
                                         Principal Financial Officer

                                         Dated:  May 18, 2004