Form 10QSB/A
period 2003-09-30
PEAK ENTERTAINMENT HOLDINGS INC
filed 2004-05-18
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ________.

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

                                  FORM 10-QSB/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3

         Consolidated Balance Sheets                                         3
         Consolidated Statements of Operations                               4
         Consolidated Statements of Comprehensive Loss                       5
         Consolidated Statements of Cash Flows                               6
         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              22

Item 3.  Controls and Procedures                                            34

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  35
Item 2.  Changes in Securities and Use of Proceeds                          35
Item 5.  Other Information                                                  35
Item 6.  Exhibits and Reports on Form 8-K                                   37

Signatures                                                                  38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,  September 30,
                                                        2002           2003
                                                                     Unaudited

ASSETS

CURRENT ASSETS

Cash and cash equivalents                             $     9,870        11,593
Accounts receivable                                        63,341       152,885
Inventories                                               238,058       264,072
Other current assets                                           --        89,133
                                                      -----------   -----------
Total current assets                                  $   311,269   $   517,683

Deferred professional fees                                     --       588,319
Plant and equipment, net                                  136,538       208,000
Intangible assets, net of amortization                  1,984,159     1,988,855
                                                      -----------   -----------
                                                      $ 2,431,966   $ 3,302,857
                                                      ===========   ===========

LIABILITIES AND  STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES

Short term borrowings                                 $   264,600       273,583
Advances from factor                                           --         2,239
Accounts payable                                          578,835     1,000,603
Stockholders' advances account                            894,193       848,092
License fees payable                                      300,000       451,432
Other accrued liabilities                                 233,316       901,640
                                                      -----------   -----------
Total current liabilities                             $ 2,270,944   $ 3,477,589

LONG TERM LIABILITIES

License fees payable                                    1,200,000     1,088,838
Convertible debentures                                         --       556,910
                                                      -----------   -----------
Total long term liabilities                           $ 1,200,000   $ 1,645,748

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001 - 900,000,000
shares authorized, 19,071,684 and 21,190,879 issued
and outstanding                                       $    19,075   $    21,197
Additional paid in capital                                (19,072)    1,231,885
Retained earnings (deficit)                              (967,451)   (2,898,984)
Other comprehensive income                                (71,530)     (174,578)
                                                      -----------   -----------
Total stockholders' equity (deficit)                   (1,038,978)   (1,820,480)
                                                      -----------   -----------
                                                      $ 2,431,966   $ 3,302,857
                                                      ===========   ===========


See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        3 months ended  3 months ended  9 months ended  9 months ended
                                         September 30,   September 30,   September 30,   September 30,
                                             2002            2003            2002            2003
                                          -----------     -----------     -----------     -----------
Revenue
  Character related consumer products         119,374          95,115         119,374         425,307
   Licensing arrangements                          --          42,508              --          89,953
                                          -----------     -----------     -----------     -----------
Net revenue                                   119,374         137,623         119,374         515,260

Cost of Revenue

   Cost of goods sold                         129,236          34,056         129,236         228,011
                                          -----------     -----------     -----------     -----------
Total cost of revenue                         129,236          34,056         129,236         228,011

Gross profit                                   (9,862)        103,567          (9,862)        287,249

Operating expenses
   Selling, general and administrative        238,163         520,630         580,153       1,701,408
   Depreciation and amortisation               28,970          44,257          42,669         127,098
                                          -----------     -----------     -----------     -----------

Total operating expenses                      267,133         564,887         622,822       1,828,506
                                          -----------     -----------     -----------     -----------

Loss from operations                         (276,995)       (461,320)       (632,684)     (1,541,257)

Foreign exchange gain                         (76,659)         38,605          10,932          70,600

Interest expense                               (8,850)       (233,192)         (8,850)       (460,874)
                                          -----------     -----------     -----------     -----------

Net loss                                     (362,504)       (655,907)       (630,602)     (1,931,531)
                                          ===========     ===========     ===========     ===========

Basic and diluted net loss per share      $     0.019     $     0.031     $     0.033     $     0.095

Weighted average common shares
 outstanding                               19,071,684      21,190,879      19,071,684      20,321,395
                                          ===========     ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                   3 months ended  3 months ended  9 months ended   9 months ended
                                    September 30,   September 30,   September 30,    September 30,
                                        2003           2002             2003             2002
                                     ----------      ----------      ----------       ----------
Net loss                               (362,504)       (655,907)       (630,602)      (1,931,531)

Cumulative translation adjustment       (35,020)        (40,193)        (25,520)        (103,048)
                                     ----------      ----------      ----------       ----------
Comprehensive loss                     (397,524)       (696,100)       (656,122)      (2,034,579)
                                     ==========      ==========      ==========       ==========


See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Nine months ended September 30
                                                          -------------------------------
Cash flows from operating activities:                        2002                2003
                                                          -----------         -----------
Net loss                                                  $  (630,602)        $(1,931,531)

Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation                                                    1,539               9,941
Amortization of intangible assets                              41,130             117,157
Foreign exchange gain                                         (10,932)            (70,600)
Amortization of discount on debentures                             --             348,411
Non-cash common stock expenses                                     --              65,664

Changes in working capital:

Accounts receivable                                                --             (87,295)
Inventories                                                  (183,735)            (17,556)
Other current assets                                          (22,668)            (89,133)
Accounts payable and other accrued liabilities                146,452           1,039,877
                                                          -----------         -----------
Net cash used in operating activities                        (658,816)           (615,065)
                                                          ===========         ===========

Cash flows from investing activities:

Purchase of plant and equipment                              (116,925)            (76,552)
Purchase of intangibles                                      (259,794)            (43,021)
                                                          -----------         -----------
Net cash used in investing activities                        (376,719)           (119,573)
                                                          ===========         ===========

Cash flows from financing activities:

Short term borrowings, net                                    234,210                (418)
Stockholders' advances account                                877,828             (77,872)
Advances from factor                                               --               2,239
Convertible debentures                                             --             785,000
                                                          -----------         -----------
Net cash provided from financing activities                 1,112,038             708,949
                                                          ===========         ===========
Cumulative translation adjustment                             (38,426)             27,412
                                                          ===========         ===========
Increase in cash and cash equivalents                          38,077               1,723
Cash and cash equivalents, beginning of period                     --               9,870
                                                          -----------         -----------
Cash and cash equivalents, end of period                       38,077         $    11,593
                                                          ===========         ===========
Supplemental disclosure of cash flow information

Interest paid                                             $        15         $       666
                                                          ===========         ===========
Purchase of licenses through issuance of long
term liabilities                                          $ 1,400,000         $     8,336
                                                          ===========         ===========
Accounting for reserve acquisition                                 --         $   208,500
                                                          ===========         ===========


See accompanying notes to consolidated financial statements.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Description of Business and Future Prospects

      Peak Entertainment Holdings, Inc, formerly Peak Entertainment Ltd., was formed on November 20, 2001, as integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc. to take a property from concept to consumer, in-house, controlling and coordinating broadcast, promotions and product launches (toys, apparel, video games, etc.) to build market momentum and worldwide brand quality.

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

2.    Summary of Significant Accounting Policies

      (A)   Principals of Consolidation and Combination

            The accompanying combined financial statements include the accounts of Peak Entertainment Limited, Peak Entertainment Holdings LLC, Jusco Toys Ltd, Jusco UK Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd after elimination of inter-company transactions and balances. Jusco Toys Ltd, Jusco UK Ltd and Wembley Sportsmaster Ltd are wholly-owned subsidiaries of Peak Entertainment Holdings, Inc. Cameo Collectables Ltd was formed on August 20, 2002 and is owned by Wilfred and Paula Shorrocks. The financial statements of Cameo Collectables Ltd have been combined with Peak Entertainment Holdings, Inc as both entities were under common control until February 7, 2003, when Peak Entertainment Holdings, Inc acquired the whole of the share capital in Cameo Collectables Ltd, by means of a share for share exchange.

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

            These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the transition period ended December 31, 2002.

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

      (Q)   Recent Accounting Pronouncements

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
                                                                       -------
                                                                       208,000
                                                                       =======

      The Company is not currently using or depreciating the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to the enquiry from the Hong Kong Inland Revenue Department. These moulds and tooling will be utilized once the enquiry has been settled and management believes that no impairment has occurred. This enquiry has been determined in March 2004 at a cost to the Company of (pound)9,235. The Company owns other moulds and tooling included above that has a cost of $31,371, which it is currently using and hence depreciating.

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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    Transactions with related parties

      The relationship between the Company and its related parties are:

      o Wilfred and Paula Shorrocks are deemed to be related parties as they are directors and shareholders of the following companies: Jusco UK Ltd, Jusco Toys Ltd, Wembley Sportsmaster Ltd, Cameo Collectables Ltd and Peak Entertainment Holdings, Inc.

      o Terence Herzog and Michael Schenkein are deemed to be related parties as they are principals of Agora Capital Partners Inc, a management consulting company. They are directors of Peak Entertainment Holdings Inc. Terence Herzog is a shareholder of Peak Entertainment Holding Inc.

      During the six months the Company had the following transactions with its related parties:

      a)    Wilfred and Paula Shorrocks

            i)    Movements on stockholders' advances account

                  Balance due by the Company December 31, 2002         $894,193
                  Cash repayments                                      (115,366)
                  Foreign exchange loss                                  69,265
                                                                      ---------
                  Balance due by the Company at September 30, 2003    $ 848,092
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


8.    Transactions with related parties (continued)

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

      On July 24, 2003, pursuant to a consulting agreement with POW! Entertainment LLC and Stan Lee, the Company issued to POW warrants to purchase 750,000 shares of the Company's common stock which are exercisable for five years at $0.35 per share in exchange for consulting services to be provided over a three year term. Warrants to purchase 375,000 shares of common stock vested upon execution of the consulting agreement, and the remaining warrants to purchase 375,000 shares of common stock vest on July 24, 2004. After one year from issuance, POW has the right to demand registration of the shares of common stock underlying the warrant at the Company's expense.

      The warrants have been valued using the Black-Scholes Option Model. The value of the warrants that vest immediately was $390,000 on the date of grant. The value of these warrants has been recorded as deferred professional fees and will be amortized to earnings ratably over the three year service period.

      The value of the warrants that vest on July 24, 2004 are determined at the end of each reporting period. The company records the expense for each quarter based on the value of the warrants at the end of each reporting period. For the quarter ended September 30, 2003, the Company has recorded total expense of $22,589 related to these warrants.

      On July 15, 2003 pursuant to a consulting agreement with Mr Jack Kuessous, the Company issued to Mr Kuessous warrants to purchase 240,000 shares of the Company's common stock with an exercise price of $1.20 per share in exchange for consulting services over a one year period. The warrants vested immediately upon execution of the consulting agreement. The warrants have been valued using the Black-Scholes Option Model and had a value of $263,983 on the date of grant. The value of these options were initially recorded as a deferred professional fees and will be amortised to earnings ratably over the one year service period.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   Reverse Acquisition

      On April 22, 2003, Palladium Communications, Inc. ("Palladium") (a US public company) issued 19,071,684 shares of its common stock for all of the outstanding common stock of Peak Entertainment Holdings, Inc. Immediately prior to the transaction, Peak Entertainment Holdings, Inc authorized a stock split so that the outstanding shares of common stock were increased from 4 to 19,071,684. Immediately after the transaction, the shareholders of Peak Entertainment Holdings, Inc (Wilf and Paula Shorrocks) owned approximately 90% of the outstanding common stock of Palladium. This transaction has been accounted for as a reverse acquisition of a public shell. The accounting for a reverse acquisition with a public shell is considered to be a capital transaction rather than a business combination. That is, the transaction is equivalent to the issuance of common stock by Peak for the net monetary assets of Palladium, accompanied by a recapitalization. Palladium's net assets has been recorded at carryover basis and no goodwill was generated in the transaction. The net deficit of Palladium, $208,500, at the time of transaction is included in stockholders' equity. The other side of this transaction is to add 208,500 in liabilities related to convertible debentures to the historical financial statements of Peak Entertainment Holdings Inc. The historical financial statements of the "registrant" became those of Peak Entertainment Holdings, Inc. Subsequent to the transaction, Palladium changed its name to Peak Entertainment Holdings, Inc.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   Reverse Acquisition (continued)

      Balance Sheet Adjustments

      The following is a summary of the adjustments to effect the recapitalization:


                                                 Additional                 Other
Stockholders' Equity                  Common       Paid In     Retained     Comprehensive
                         Shares       Stock        Capital     Earnings     Income               Total
                       ----------   ----------   ----------   -----------   -------------     -----------
Peak Entertainment
Holdings Inc -
April 22, 2003                  2   $        6   $        0   -$1,346,875        -$42,096     -$1,388,965

Stock split(1)         19,071,682       19,072      -19,072            --                              --
                       ----------   ----------   ----------   -----------   -------------     -----------
Subtotal               19,071,684       19,078      -19,072    -1,346,875         -42,096      -1,388,965

Palladium
Communications, Inc.
- Net assets on April
22, 2003 (2)            2,119,196        2,119     -210,619         --              --           -208,500
                       ----------   ----------   ----------   -----------   -------------     -----------

Total stockholder      21,190,879   $   21,197    -$229,691   -$1,346,875        -$42,096     -$1,597,465
Equity immediately
after the
recapitalization


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

      On April 22, 2003, immediately following the recapitalization, to obtain funding for ongoing operations reverse acquisition, the Company entered into an agreement for the issuance of up to $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the Company's common stock.

      The debentures bear interest at 12%, mature one year from the date of issuance and are convertible at the option of the holder at the lower of $1.00 or 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The warrants are exercisable at $0.31 per share.

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   Reverse Acquisition (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto, included elsewhere herein, and the audited financial statements and the notes thereto.

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


                             INTRODUCTORY STATEMENT

The quarter ended September 30, 2003 was a period of transition, as we sold our former telecommunications business and acquired a recently commenced media entertainment business. We have not generated significant revenues in this period because we have not yet funded the television shows upon which we plan our exploitation of the related intellectual rights portfolio. Our ability to convert current negotiations to executed contracts is dependent upon such progress with the television shows. We have delayed the production of the associated toys and merchandise for the television shows, and this has compromised our ability to generate sales in these areas.

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

CURRENT BUSINESS

Our business operations are primarily in three areas of the children's entertainment and leisure market: production of television shows; licensing of entertainment concepts and characters; and sale of merchandise products. Since inception, we have not generated significant revenues and we will require substantial working capital to execute our business plan.

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

The quarter ended September 30, 2003 was an extremely difficult time for us. We had very little operating capital to fund the production of planned television shows, and focused on raising capital from third parties to fund the production of the television shows.

The difficulty in raising capital in 2003 has delayed our projected timetable for our business operation. The lack of capital to fund production of a single television episode, in turn, has delayed and compromised our ability to license intellectual property rights and to sell toys and merchandise based on the television shows.

We have not generated significant revenues in this period as expected because forecasted investment in the television shows to activate our exploitation of the intellectual rights portfolio has not been received, and, our ability to convert current negotiations to executed contracts has not been possible.

Further, we have delayed the production of the associated toys and merchandise for the television shows and this has also compromised our ability to generate sales in these areas. We have been able to gradually increase our gross profit from the last quarter of this year and slightly decrease our overhead. Our employee overhead has increased with appointments of key personnel significantly in the set up of an in-house computer graphics team with three animation designers now in place.

The significant costs incurred in acquiring the intellectual property rights and the legal and professional costs associated with being a publicly-held company and funding should be considered as a major factor in our early operating history.

Until we raise sufficient capital to produce its planned television shows, we do not expect to generate any significant revenues from any of our lines of business. If we are unable to raise capital to produce our planned entertainment products, we intend to alter our business plan to focus on licensing intellectual property to third parties, and on the sale of toys and other consumer goods.

RESULT OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

REVENUES
--------

Revenues for the three and nine months ended September 30, 2003 were $137,623 and $515,260, respectively, a 15% and 331% increase over revenues in the corresponding periods in 2002. The increase in total revenue is primarily attributable to the revenues from licensing arrangements. We experienced a slight decrease in revenues from the sale of consumer products. In 2003, we commenced the sale of our consumer products activities, focused primarily on our gift product Countin' Sheep, and sales of Kewpie Dolls. In 2002, we sold products that we acquired as part of our acquisition of Jusco Toys Ltd. from a third party.

A breakdown of revenues by our business divisions is set forth in the table below.

------------------------------------------------ ------------------------ -------------------------- ----------------
Division                                            2003 Revenue ($)          2002 Revenue ($)         % Increase
                                                         Sept 03                   Sept 02
------------------------------------------------ ------------------------ -------------------------- ----------------
Entertainment/ Production                                  nil                       nil                   N/A
------------------------------------------------ ------------------------ -------------------------- ----------------
Licensing Arrangements                                   42,508                      nil                   N/A
------------------------------------------------ ------------------------ -------------------------- ----------------
Character Related Consumer Products                      95,115                    119,374                (20%)
------------------------------------------------ ------------------------ -------------------------- ----------------
         Total Revenues                                 137,623                    119,374                 15%
------------------------------------------------ ------------------------ -------------------------- ----------------

We have not generated significant revenues in this period, as was expected, because our primary revenue sources in this period related to consumer gift products, which experience seasonal lulls.

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

COST OF REVENUE
---------------

For the three months ended September 30, 2003, cost of goods sold decreased 279% to $34,056. For the nine months ended September 30, 2003, cost of goods sold increased 76% to $228,011. Cost of goods sold in the three months ended September 30, 2003 was low because the majority of costs relating to these sales were incurred in the June 03 quarter.

We anticipate that our cost of revenue with respect to our entertainment division and our consumer product division will increase significantly in the remainder of 2003 and in 2004, as we enter into the production stages of television show episodes and increase marketing efforts for the sale of consumer goods. It is anticipated that the cost of revenue for our entertainment products will initially increase in relation to our entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred. Since costs for our entertainment division consist mostly of non-recurring episode production costs, we expect such costs to decrease as a percentage of revenues as we distribute the shows and generate revenues from more and more markets. It is anticipated that the cost of revenue for our consumer products will increase in direct relation to an increase in revenues.

GROSS PROFIT
------------

Gross profits as a percentage of revenue for the three months ended September 30, 2003 was 75% compared to a loss of $9,862 of the same period the previous year.

Gross profits as a percentage of revenue for the nine months ended September 30, 2003 was 55.74%, as compared to the loss of $9,862 for the same period ended September 30, 2003.

OPERATING EXPENSES
------------------

Selling, general and administrative expenses for the Company increased by 9% to $520,630 for the three month period ending September 30, 2003 compared to $238,163 for the three months ended September 30, 2002. Selling, general and administrative expenses have increased 193% to $1,701,408 for the nine month period ended September 30, 2003 as compared to $580,153 for the same period last year. This increase relates primarily to the increased legal and professional costs associated with being a public company. Such costs have been a significant factor affecting the business operations at a time when we lack sufficient revenues from operations to finance the production of our entertainment products, and rely upon financing from third parties. We did not incur such expenses in 2002 when we were a privately-held company and did not engage in substantial financing activities. We anticipate that expenses for legal, accounting and other professional services will continue to be a significant factor in 2004, due to our continuing need to raise capital and our securities law reporting obligations as a publicly-held company.

NET LOSS
--------

Operating loss for the three months ended September 30, 2003 was $461,320 as compared to an operating loss of $276,995 for the three months ended September 30, 2002. Operating loss for the nine months ended September 30, 2003 was $1,541,257 as compared to an operating loss of $632,684 for the nine months ended September 30, 2002. This increase in operating loss is primarily due to the increases in selling, general and administrative expenses.

Interest expense for the three months ended September 30, 2003 increased to $233,192 from $8,850 for the three months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 increased to $460,874 from $8,850 for the nine months ended September 30, 2002. This is due mainly to the interest charges on the outstanding debentures.

The net loss for the three months ended September 30, 2003 was $655,907 as compared to net loss of $362,504 for the three months ended September 30, 2002. The net loss for the nine months ended September 30, 2003 was $1,931,531as compared to net loss of $630,602 for the nine months ended September 30, 2002. This loss increase for this period is mainly due to the increased legal and professional fees and the interest that is payable on the outstanding debentures
..

Basic and diluted loss per share for the three months ended September 30, 2003 were $0.031 compared to loss per share of $0.019 for the same period in 2002. Basic and diluted loss per share for the nine months ended September 30, 2003 were $0.095 compared to loss of $0.033 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We had a negative net change in cash of $1,723 for the nine months ended September 30, 2003, compared to $38,077 for the period ended September 30, 2002.

CASH REQUIREMENTS
-----------------

Our revenues have been insufficient to cover our operating expenses. Since inception, we have been dependent on loans from our officers and on private placements of our securities in order to sustain operations.

As of September 30, 2003, we had commitments for capital and other expenditures aggregating $5,123,337 included in current and long term liabilities, payable over a maximum 20 year period. Those commitments and the amounts payable in 2004, giving effect to terms amended in 2004, are summarized in the following table.

------------------------ -------------- ---------------------- -------------------------- ----------------------------
Contractual              Liability As   Agreement Terms        Amount payable in 2004     Notes
Obligations              of 9/30/03
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Short term loan -                       20% interest per
                         $273,583       annum, secured by      $273,583
                                        certain inventory
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Accounts Payable -                      Various (composed                                 All current liabilities
Various                  $1,000,603     significantly of       $1,000,603                 are within the contract
                                        various ordinary                                  terms and will be paid in
                                        business expenses,                                accordance with the
                                        as well as legal,                                 contract terms.
                                        accounting, and
                                        other professional
                                        fees).
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Stock holders'                                                                            In 2004, we entered into a
advances account -       $848,092       Promissory note        $848,092                   promissory note, payable
Shorrocks                               agreed in Jan 04                                  in installments.  First
                                                                                          payment due on 1/2005 and
                                                                                          to be repaid in full not
                                                                                          later than 2008.
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Short Term License                                                                        Payment terms currently
                         $451,432                              $451,432                   being renegotiated.
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Debentures- various                     Discount and                                      In 2004, we repurchased
debenture holders        $556,910       interest on the        $556,910                   the debentures.
                                        debenture
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Other - including Tax
& Social security and    $903,879                              $903,879
accruals
------------------------ -------------- ---------------------- -------------------------- ----------------------------
Long Term License        $1,088,838                            $1,088,838
------------------------ -------------- ---------------------- -------------------------- ----------------------------
------------------------ -------------- ---------------------- -------------------------- ----------------------------
TOTAL                    $5,123,337                            $5,123,337
------------------------ -------------- ---------------------- -------------------------- ----------------------------

You will note that $1,936,930, or 38% of the total, is committed to the principals of the company in promissory notes or long-term licenses and a further 11% is committed to the convertible debenture agreements.

In addition to the commitments set forth in the table above, we will need to raise substantial capital in 2004 to finance the production of our entertainment projects:

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

Management expects to satisfy its production cost needs by entering into co-production agreements with third parties, which is customary in the industry, in which co-producers provide a certain amount of capital and are entitled to a specified percentage of the revenues.

Until our entertainment projects can be funded and full television production activities commenced so that we can begin to sell broadcast rights to air the shows, we will continue to rely on short-term outside funding to finance our non-production related operating expenses and pay our liabilities. We intend to continue to raise funds through private placements of our securities, including the issuance of debt. We sold certain convertible debentures in April 2003 that place certain limitations on our financing activities, including the debenture holders held security interests in substantially all of our assets and collateral, and a majority of the debenture holders had to approve any of our financing proposals that involved issuance of securities convertible into an indeterminable amount of shares or carried registration rights or other equity financings. There can be no assurances that the proceeds from private placements or other capital transactions will continue to be available, that revenues will increase to meet our cash needs, that a sufficient amount of our securities can or will be sold, or that any common stock purchase options/warrants will be exercised to fund our operating needs.

Other than raising funds from outside sources, we have no concrete plans in effect to address issues created by the facts that: we have negative cash flow from operations, our current liabilities exceed our current assets, or we may become unable to pay our liabilities as they come due. If we are unable to obtain funding for the entertainments projects, we may be forced to alter our business plan to exclude production and to focus on licensing activities, or curtail or terminate operations.

SOURCES AND USES OF CASH
------------------------

For the nine months ended September 30, 2003, we had a net operating loss of $1,541,257, and an overall net loss of $1,931,531. We experienced neutral cash flow for the nine months ended September 30, 2003. At September 30, 2003, we had $11,593 in cash and had a working capital deficit of $615,065.

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

      SOURCES AND USES OF CASH FROM OPERATING ACTIVITIES
      --------------------------------------------------

For the nine months ended September 30, 2003, cash flows from operating activities resulted in negative cash flows of $615,065, due primarily to a significant increase in accounts payable of $893,425. The increase in accounts payable is primarily due to significant legal, accounting and other professional fees. We expect to continue to experience an increase in accounts payable in 2004 until we are in position to sell our entertainment products.

Cash has been used in operating activities, the purchase of new equipment, intangibles and repaying stockholders advances.

It is necessary for us to obtain additional cash infusion from an outside source to allow us to move forward with our operations and proposed new products.

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

      SOURCES AND USES OF CASH FROM INVESTING ACTIVITIES
      --------------------------------------------------

For the nine months ended September 30, 2003, cash flows from investing activities resulted in negative cash flows of $119,573, a significant decrease from cash used in investing activities in 2002 of $376,719.

Cash used in investing activities was significantly larger in 2002, because we were still in our start-up stages through much of 2002. In 2002, we used significant cash to acquire assets essential for our start-up business stage. Cash applied to investing activities for the quarter ended September 2003 consisted of capital purchases of plant and equipment of $76,552, and the purchase of intangibles in the form of license agreements for intellectual property rights amounting to $43,021.

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

      SOURCES AND USES OF CASH FROM FINANCING ACTIVITIES
      --------------------------------------------------

For the nine months ended September 30, 2003, cash flows from financing activities resulted in positive cash flow of $708,949, which is less than cash flow from financing activities in 2002. Cash flow derived primarily from the sale of convertible debentures in 2003.

Whereas, in 2002, the primary sources of funds were loans from our officers to fund our start-up operations, in the future, we intend to rely upon cash provided by entertainment production financing partners, and to rely upon capital raised from third party investors in private placements to fund our operations. Entertainment production financing partners will share in the proceeds of the sale of the produced products.

STOCKHOLDER ADVANCES. From time to time, Mr. and Mrs. Shorrocks loaned money to us to fund day-to-day operations, as well as for the acquisition of certain properties. Through September 30, 2002, the Shorrocks loaned to us $894,193, and we repaid $46,101 to the Shorrocks in 2002. As of September 30, 2003, we owed the Shorrocks $848,092. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks an unsecured promissory note for the monies due, establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance in full upon various conditions of our future financial results, such as, at a time when we achieve shareholders' equity in excess of 150% of the amount due, or we achieve positive net income from operations in excess of 150% of the amount due.

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

On April 22, 2003, following the acquisition of Peak Entertainment Ltd., we entered into an agreement for the sale to the same holders of the then outstanding convertible debentures additional convertible debentures in the principal amount of up to $785,000 and warrants to buy 1,570,000 shares of our common stock. We received $550,000 in April 2003, and an additional $235,000 in July 2003.

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

The debentures also carried certain limitations on our financing activities, including that the debenture holders held security interests in substantially all of our assets and collateral, and a majority of the debenture holders had to approve any of our financing proposals that involved issuance of securities convertible into an indeterminable amount of shares or carry registration rights or other equity financings.

SUBSEQUENT REPURCHASE OF CONVERTIBLE DEBENTURES. The outstanding debentures represented a large amount of debt relative to our identifiable liquid assets. As of September 30, 2003, we had an aggregate of approximately $1,000,000 in 12% convertible debentures outstanding, without including the interest accruing on the debentures.

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

On January 5, 2004, we completed a transaction with the former debenture holders in which. we repurchased from the former debenture holders an aggregate of approximately $1,000,000 principal amount of 12% convertible debentures and 2,215,000 common stock purchase warrants, which represented all of the securities that they had purchased pursuant to Securities Purchase Agreements dated as of February 28, 2002 and dated as of April 22, 2003. We paid the former debenture holders $1,000,000 in cash and 1,000,000 shares of our unregistered common stock for the repurchase of the securities. The $1,000,000 payment to the former debenture holders consisted of $500,000 in cash, and $500,000 in promissory notes which were paid in full on March 22, 2004. In order to make such payment, we used $250,000 of our operating capital, and $750,000 that we raised through the sale of securities. In the period from February 5, 2005 to March 5, 2005, the former debenture holders have the right to make us buy from them all of the 1,000,000 shares of common stock issued to them on January 5, 2004, at the price of $.75 per share. The put right only applies if the former debenture holders wish to make us buy all 1,000,000 shares that they still own at that time, less any amounts they may have previously sold or transferred. The put right is not transferable. We also paid for $10,000 of the former debenture holders' fees and expenses in connection with the transaction.

We financed the repurchase primarily through the sale of new 8% convertible debentures due January 2007, accordingly, we may need approximately $1,860,000 to pay off the debentures and accrued interest in January 2007 if none of the debentures and accrued interest are converted into our common stock.

CERTAIN SALES OF SECURITIES IN 2003 AND 2004
--------------------------------------------

On July 9, 2003, Mr. Jack Kuessous loaned us $100,000, and on December 17, 2003, we exchanged the debt for 583,333 shares of common stock and 150,000 common stock purchase warrants exercisable for three years at $0.50 per share.

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

The debentures issued in January 2004 are substantially different from the repurchased debentures. The most material difference in the debentures is that the repurchased debentures accrued interest at 12% whereas the new debentures accrue interest at 8%, the repurchased debentures were due in 2004 whereas the new debentures mature in 2007. Other differences are that the repurchased debentures could be converted at a fluctuating rate at a substantial discount to the market price of our common stock into an undeterminable amount of shares of common stock, whereas the new debentures are convertible at a fixed rate into a fixed number of shares of common stock.

We may need approximately $1,860,000 to pay off the debentures and accrued interest in January 2007 if none of the debentures and accrued interest are converted into our common stock. That amount, payable in January 2007, represents 641% of our gross profit as of December 31, 2003. We do not presently have the cash to pay that amount, and our present revenues and gross profit levels make it unreasonable to think that our present operations are capable of producing cash streams to pay the debt in 2007. We do not have any specific plan to pay the debentures or the accrued interest. We believe that the holders of the debentures are likely to convert the debentures into shares of common stock prior to maturity of the 8% debentures in 2007. If the debentures are not converted prior to 2007, we anticipate that by January 2007 our operations will be producing sufficient revenues and cash flow to pay off the debt, because it is highly unlikely that we will continue to be in operation in 2007 if we are unable to resolve our going concern issues in 2004 or 2005. The first interest payment on the 8% convertible debentures is not due until January 2005, and if our operating revenues are insufficient to pay the interest, or if the interest amount is not converted into common stock, we will seek to resolve payment of interest through a promissory note, issuance of other securities, or some other similar arrangement.

On March 10, 2004, we entered into Securities Purchase Agreements with eleven accredited investors. Pursuant to the agreements, we sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for the total purchase price of $500,000. Legend Merchant Group, Inc. acted as the placement agent for these transactions. All of the purchasers were preexisting customers of Legend Merchant Group. We paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. We agreed to seek registration of the resale of the shares of common stock and the shares underlying the warrants in the amendment to our registration statement initially filed in February 2004. If that registration statement becomes effective, but does not include the investors' shares, the investors can demand that we file a separate registration statement seeking registration of the investors' securities. We will have ten days to file such a registration statement, and we will be required to pay a $2,500 per day penalty thereafter for late filing of such registration statement. In the event that the registration statement is not declared effective within the later of 120 days from March 10, 2004 or thirty days after receipt of a last comment letter from the S.E.C., we will be required to issue, as a penalty, approximately 100,000 shares of common stock for each subsequent month period in which the registration statement has not been declared effective. We used the proceeds from the sale of securities for working capital purposes.

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

After paying for ordinary expenses, to the extent that we have available cash, including cash received from financing arrangements, significantly all of our cash will be applied to the production of the television episodes. We have been in negotiations with co-production partners for all of our television episodes. The total cost of each show will be formalized by way of a cash flow budget, payable over a period of 12 to 36 months. This will be monitored in detail. It will be a requirement of any of our partners to supply us with an actual budget statement on a monthly basis compared to the agreed budget. It is important that we do not increase the budget by significant amounts and that we try to keep within the budget to the extent feasible. We have implemented procedures for cash management controls.

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

The primary issues management focused on and will focus on in the immediate future to address this matter include:

      o     seeking institutional investors for equity investments;

      o initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis;

      o focusing on, and continue to expand revenues, through our sales of consumer products, rather than on our projects in development by our entertainment division;

      o amend or re-negotiate payments terms of existing contractual obligations, including working with the holders of convertible debentures on a restructuring of the debt they hold, by means of extension of maturity dates, modifying repayment terms, exchange of debentures to other forms of debts or otherwise, which would ease the Company's debt burden and allow for the raising of additional capital; and

      o consider third-party licensing of the products in our entertainment division.

The Company has been investigating new investment opportunities to allow the Company to move forward and use cash to invest in animation, which in turn will generate significant cash inflows from licensing opportunities.

To address these issues, in 2004, we repurchased debentures that were outstanding in 2003 and we entered into agreements with two investment banking companies to assist us in raising capital. However, it appears that potential financiers are reluctant to invest until after the registration statement that we submitted in February 2004 is effective, and any delays in our attaining effectiveness of the registration statement will increase our legal and accounting professional fees and will delay receipt of potential financing that we need to fund our entertainment projects, which, in turn, will distract management from furthering its business projects as management will be required to focus on seeking operating capital.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

In July 2003, the Company entered into a consulting agreement with Jack Kuessous. Under the agreement, the Company engaged Kuessous to provide to the Company marketing, sales and business development services and services for the exploitation of products or licenses related to the garment and textiles industry. Kuessous is to use his best efforts to keep the Company informed of all corporate business opportunities that comes to his attention that may be beneficial to the Company's business so that the Company can obtain the benefits from his knowledge, experience, and personal contacts. The agreement is for a term of one year. As consideration for entering into the agreement, the Company issued to Kuessous warrants to purchase 240,000 shares of common stock, exercisable for three years at $1.20 per share. The Company is not required to pay Kuessous any other compensation under the agreement for services rendered. Pursuant to an amended consulting agreement dated December 17, 2003, the exercise price for the warrants is $0.50 per share.

In July 2003, Mr. Kuessous advanced $100,000 to the Company. During the month ended September 30, 2003, the Company was negotiating with Kuessous the terms of repayment of the advance through an issuance of shares of the Company's common stock and an exchange of the warrants issued to Kuessous for warrants exercisable at a different exercise price. On December 17, 2003, we exchanged the debt for 583,333 shares of common stock and 150,000 common stock purchase warrants exercisable for three years at $0.50 per share.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number            Description of Exhibit
--------------            ----------------------
Exhibit 10.1*             Disclosure Schedules to Securities Purchase Agreement dated April 22, 2003

Exhibit 10.2*             Consulting Agreement with POW! Entertainment and Stan Lee with Exhibits

Exhibit 10.3*             Consulting Agreement with Jack Kuessous with Form of Warrant

Exhibit 10.4              Distribution Agreement, dated July 1, 2003 with Perfectly Plush Inc. (Incorporated by reference to Exhibit 10.15 of Form SB-2 filed on February 2, 2004)

Exhibit 10.5              International Representation Agreement with Haven Licensing Pty Ltd, dated August 19,
                          2003, 2003 (Incorporated by reference to Exhibit 10.16 of Form SB-2 filed on February
                          2, 2004)

Exhibit 10.6              International Representation Agreement with Character Licensing & Marketing, dated
                          September 17, 2003 (Incorporated by reference to Exhibit 10.17 of Form SB-2 filed on
                          February 2, 2004)

Exhibit 11**              Statement re: computation of per share earnings is hereby incorporated by reference to
                          "Financial Statements" of Part I - Financial Information, Item 1 - Financial
                          Statements, contained in this Form 10-QSB.Exhibit 31.1**     Certification of Chief
                          Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2**            Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule
                          13a-14(a)/15d-14(a)

Exhibit 32.1**            Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule
                          13a-14(b) and 18 U.S.C. Section 1350

Exhibit 32.2**            Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule
                          13a-14(b) and 18 U.S.C. Section 1350


----------------
*    Previously filed.

** Filed herewith.

(B)   REPORTS ON FORM 8-K.

A Report on Form 8-K/A filed on July 2, 2003, supplementing the Report filed on May 7, 2003, which disclosed the acquisition of Peak Entertainment Ltd. by the Company under Item 1, and provided the relevant financial information under Item 7.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PEAK ENTERTAINMENT HOLDINGS, INC.

                                          By:  /S/ WILFRED SHORROCKS
                                          ------------------------------------
                                          Wilfred Shorrocks,
                                          Chairman and Chief Executive Officer


                                          Dated: May 18, 2004



                                          By:  /S/ NICOLA YEOMANS
                                          ------------------------------------
                                          Nicola Yeomans
                                          Principal Financial Officer


                                          Dated:  May 18, 2004