Form 10QSB/A
period 2004-03-31
PEAK ENTERTAINMENT HOLDINGS INC
filed 2004-06-07
CIK 824851

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

                       Commission file number: 33-18143-D

                               -----------------

                       PEAK ENTERTAINMENT HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                         87-0449399
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                     BAGSHAW HALL, BAGSHAW HILL, BAKEWELL,
                            DERBYSHIRE, UK DE45 1DL
                    (Address of principal executive offices)

                                 44 1629 814555
                          (Issuer's telephone number)

                               -----------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of April 28, 2004, we had 24,431,288 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

                       PEAK ENTERTAINMENT HOLDINGS, INC.
                                AND SUBSIDIARIES


                                   FORM 10-QSB/A
                      FOR THE QUARTER ENDED MARCH 31, 2004



                                TABLE OF CONTENTS
                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Consolidated Balance Sheets                                           3
         Consolidated Statements of Operations                                 4
         Consolidated Statements of Comprehensive Loss                         5
         Consolidated Statements of Cash Flows                                 6
         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            19

Item 3.  Controls and Procedures                                              32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    33
Item 2.  Changes in Securities and Use of Proceeds                            33
Item 5.  Other Information                                                    35
Item 6.  Exhibits and Reports on Form 8-K                                     36

Signatures                                                                    37

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

Stockholders' Equity (deficit)
------------------------------


Common stock, par value $0.001 - 900,000,000 shares
 authorized, 23,931,288 and 21,774,212 issued and
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

Gain on settlement of convertible debentures and accrued
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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Quarter ended March 31,
                                                                                   2003             2004
                                                                                -----------      -----------
Cash flows from operating activities:

Net loss                                                                        $  (379,424)     $   (25,715)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                          2,400            4,748
Amortization of intangible assets                                                    35,829           37,384
Foreign exchange gain                                                                33,207          (44,277)
Amortization of discount on debentures                                                   --          120,424
Gain on settlement of debentures                                                         --         (883,033)
Non-cash professional and consulting fees                                                --          145,946
Loss on sale of intangibles                                                              --           65,222

Changes in working capital:
Accounts receivable                                                                (121,338)          14,739
Inventories                                                                         (54,414)          33,980
Other current assets                                                                (78,758)        (376,314)
Accounts payable and other accrued liabilities                                      497,574           63,893
                                                                                -----------      -----------
Net cash used in operating activities                                               (64,924)        (843,003)
                                                                                ===========      ===========
Cash flows from investing activities:
Purchase of plant and equipment                                                      (9,909)          (4,456)
Purchase of intangibles                                                             (32,443)        (320,520)
Issue of debentures                                                                      --        2,024,000
Settlement of debentures                                                                 --       (1,000,000)
                                                                                -----------      -----------
Net cash used in investing activities                                               (42,352)         699,024
                                                                                ===========      ===========
Cash flows from financing activities:
Short term borrowings, net                                                           21,721              694
Stockholders' advances account                                                      (11,665)         (16,361)
Advances from factor                                                                 93,227               --
                                                                                -----------      -----------
Net cash provided from financing activities                                         103,283          (15,667)
                                                                                ===========      ===========
Cumulative translation adjustment                                                     6,036           42,102
                                                                                ===========      ===========
(Decrease) in cash and cash equivalents                                               2,043         (117,544)
Cash and cash equivalents, beginning of period                                        9,870          152,339
                                                                                -----------      -----------
Cash and cash equivalents, end of period                                        $    11,913      $    34,795
                                                                                ===========      ===========
Supplemental disclosure of cash flow information

Interest paid                                                                   $        77      $       340
                                                                                ===========      ===========
Purchase of licenses through issuance of long
term liabilities                                                                $    15,749               --
                                                                                ===========      ===========

Issuance of share in settlement of liability                                    $        --      $    18,333
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

               PEAK ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4             CONVERTIBLE DEBENTURES


              Convertible debentures are comprised of the following as at March 31, 2004:

                                                                  $

              Balance at December 31, 2003                          754,774
              Settlement and release agreement                     (754,774)
              Amortized debt discount                               120,424
                                                                  ---------
              Balance at March 31, 2004                             120,424
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

              During the quarter the company had the following transactions with its related parties:

              a)       Wilfred and Paula Shorrocks

                       i)       Movements on stockholders' advances account
                                Balance due by the Company December 31, 2003                                $916,634
                                Cash repayments                                                              (16,361)
                                Foreign exchange loss                                                         24,584

                                                                                                           ---------
                                Balance due by the Company at March 31, 2004                                $924,857
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


Until the Company raises sufficient capital to produce its planned television shows, the Company does not expect to generate any significant revenues from any of its lines of business. If the Company is unable to raise capital to produce its television shows, the Company intends to alter its business plan to focus on licensing its intellectual property to third parties, and on the sale of toys and consumer goods.

RESULTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED WITH MARCH 31, 2003

REVENUES
--------


Consolidated net revenues decreased to $73,177 or 71% for the year ended March 31, 2004 from $257,322 for the same period in 2003. A breakdown of revenues by our business divisions is set forth in the table below.



----------------------------------------------------------------------------------------------------------------------
Division                                         2003 Revenue         2004 1st Qtr Revenue    % Increase/(Decrease)
                                                      ($)                     ($)
----------------------------------------------------------------------------------------------------------------------
Entertainment/ Production                             Nil                     Nil                      n/a
------------------------------------------- ------------------------ ----------------------- -------------------------
Licensing Arrangements                              28,067                   37,544                    34%
------------------------------------------- ------------------------ ----------------------- -------------------------
Character Related Consumer Products                 229,255                  35,633                   (84%)
------------------------------------------- ------------------------ ----------------------- -------------------------
         Total Revenues                             257,322                  73,177                   (71%)
------------------------------------------- ------------------------ ----------------------- -------------------------


The decrease in total revenue is primarily attributable to the inability of the company to generate expected revenues from licensing the rights to its television shows that have been delayed in production.


Revenues from licensing increased 34% to $37,544 in 2004 from $28,067 in 2003. Licensing revenues in 2004 related to the recognized guaranteed royalties for Character Options Ltd, Radica UK Ltd, Toontastic Ltd, along with royalties received over and above the guaranteed royalty for the Toontastic contract that ended in February 2004. In 2004 the revenues for our consumer products division decreased 84%, this was primarily due to the main focus for this period being on the raising of capital. It is the Company's intention to begin a marketing campaign once adequate financing has been raised.


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


In 2003, the Company was in the early production stages of three television shows, and the Company expects to remain in the production stages of the shows in 2004. Until the Company has completed production of the shows and is in position to generate revenues from the sales of broadcast rights for the shows, the Company does not have an adequate basis for projecting revenues, nor identifying trends or demands. This applies for all main lines of the Company's business, as the Company's business is expected to be centered around its television shows.


COST OF REVENUE
---------------


For the quarter ended March 31, 2004 cost of revenues was $64,700 as compared to $150,434, a decrease of 57% The decrease in cost of revenues is attributable to an decrease in costs associated with the production consumer goods. Cost of revenues as a percentage of revenues increased to 88% in 2004 as compared to 58% in 2003. This was attributable to the decrease in revenues for the quarter ended March 31, 2004, and therefore lower costs being matched as a result.

The Company anticipates that its cost of revenue with respect to its entertainment division and its consumer product division will increase significantly in 2004, as the Company enters into the production stages of more television show episodes and increases marketing efforts for the sale of consumer goods. It is anticipated that the cost of revenue for our television shows will initially increase in relation to our entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred. Since costs for our entertainment division comprise mostly of non-recurring episode production costs, we expect such costs to decrease as a percentage of revenues as we distribute the shows and generate revenues from more and more markets. It is anticipated that the cost of revenue for our consumer products will increase in direct relation to an increase in revenues.

GROSS PROFIT
------------

Gross profit for the three months ended March 31, 2004 was $8,477, or 12% of revenues, as compared to $106,888, or 41% of revenues, for the same period in 2003.

OPERATING EXPENSES
------------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs were $755,127 for the quarter ended March 31, 2004 compared to $398,501 for the quarter ended March 31, 2003. The following table summarizes the costs incurred in 2004



----------------------------------------------------------------------------------------------------------------------
Operation                                                Expense ($)                        % of Total Cost
----------------------------------------------------------------------------------------------------------------------
Travelling and Entertaining                                 73,292                                10%
----------------------------------------------------------------------------------------------------------------------
Employee Compensation                                      124,587                                17%
----------------------------------------------------------------------------------------------------------------------
Occupancy Costs                                             15,140                                 2%
----------------------------------------------------------------------------------------------------------------------
Legal and Professional                                     349,648                                46%
----------------------------------------------------------------------------------------------------------------------
General Cost                                               192,460                                25%
----------------------------------------------------------------------------------------------------------------------

TOTAL                                                      755,127                                100%
----------------------------------------------------------------------------------------------------------------------



Ordinary business expenses, such as traveling and entertaining expenses, employee compensation, and other miscellaneous business expenses, with respect to each category will level out in 2004. Legal costs and travelling costs incurred with the work involved with raising finances and negotiating deals. We believe that such increases were typical and to be expected as we conducted no substantial operations through much of early 2004. If we are able to complete the bulk of our entertainment production projects in 2004, rather than in 2005 as presently projected, we will be in position to actively promote the television shows in 2004, and therefore, we expect our marketing expenses to increase substantially in 2004.


DEPRECIATION AND AMORTIZATION. Depreciation for the quarter ended March 31, 2004 was $42,132 as compared to $38,299 for the same period in 2003. The increase is in direct relationship with the expansion of the Company's capital spending on equipment.

NET LOSS
--------


Net operating loss for the quarter ended March 31, 2004 was $788,782 as compared to $329,842 for the same period in 2003.

Net loss decreased from $379,424, or $0.02 loss per share, in 2003 to $25,715, or $0.01 loss per share, in 2004. The decrease in net loss is significantly attributable to a gain on the retirement of the convertible debentures and the write-off of the interest incurred. Legal, accounting and other professional costs of $157,656 in the quarter ended March 31, 2004 accounted for 20% of the operating expenses. Also included within operating expenses were fees relating to various warrants for the period in question of $191,992 or 25%. We benefited from foreign interest gains by $44,277 as a result of the strong pound ((pound)) against the US dollar ($), along with a gain on the settlement of the debentures of $883,033.

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


----------------------------------------------------------------------------------------------------------------------
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Contractual               Liability          Agreement Terms     Amount payable     Notes
Obligations               As of 03/04                            in 2004
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Short term loan -         $273,930 plus      20% interest per    $273,930 plus      Seeking to negotiate a plan for
CK Supermarkets           interest           annum, secured by   interest           repayment, funded in part by
                                             certain inventory                      selling inventory, and in part,
                                                                                    through the issuance of
                                                                                    securities.
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Accounts Payable -        $1,696,164         Various (composed   $1,696,164         All current liabilities are
Various                                      significantly of                       within the contract terms and
                                             various ordinary                       will be paid in accordance with
                                             business                               the contract terms.
                                             expenses, as well
                                             as legal,
                                             accounting, and
                                             other
                                             professional
                                             fees).
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Stock holders' advances   $924,857           No pre-set          $0                 In 2004, we entered into a
account - Shorrocks                          payment terms.                         promissory note, payable in
                                                                                    installments. First payment due
on
                                                                                    1/2005 and to be repaid in full
                                                                                    not later than 2008.
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Short Term License -      $380,000           Varying royalty     $380,000           Payment terms currently being
Morrison Entertainment                       terms - 30-60%.                        renegotiated.
                                             Guarantee of
                                             500,000.
------------------------- ------------------ ------------------- ------------------ ----------------------------------

----------------------------------------------------------------------------------------------------------------------
------------------------ ------------------- ------------------- ------------------ ----------------------------------
Short Term License -     $78,422             10% royalty         $78,422            Pay royalties from sales
Jesco Imports                                payable  -                             achieved.
                                             guarantee
                                             $100,000 over
                                             five years.
------------------------ ------------------- ------------------- ------------------ ----------------------------------
Debentures -             $120,424            Discount and        $0                 Matures in 2007.  First interest
various debenture                            interest on the                        payment due in 1/2005.
holders                                      debenture
------------------------ ------------------- ------------------- ------------------ ----------------------------------
Other - including Tax    $1,041,399                              $1,041,399
& Social security and
accruals
------------------------ ------------------- ------------------- ------------------ ----------------------------------
Long Term License -      $982,093            10% royalty         $25,000            Pay from royalties from licenses
Shorrocks                                    payable quarterly                      to third parties over the term
                                             in perpetuity.                         of the contract.
                                             Guarantee of
                                             $1,000,000, with                       In 2004, the Company amended the
                                             no established                         license agreement to establish a
                                             payment term.                          minimum quarterly royalty
                                                                                    payment of $12,500 due beginning
                                                                                    September 30, 2004.
------------------------ ------------------- ------------------- ------------------ ----------------------------------
Laura Wellington         $250,000            No pre-set          $0                 In 2004, negotiated terms of
Short Term Borrowings                        payment terms.                         exchange of debt for 500,000
                                                                                    shares of common stock.
------------------------ ------------------- ------------------- ------------------ ----------------------------------
TOTAL                    $5,747,289                              $3,494,915
------------------------ ------------------- ------------------- ------------------ ----------------------------------



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

We rely on short-term outside funding to meet our short-term liquidity needs, as the internal cash flows generated by sales of our toys and gift products have been insufficient to fully meet our short-term liquidity needs. We anticipate that in fiscal year 2005, we will be in position to meet our short-term and long-term liquidity needs through the internal cash flows generated from broadcast sales of from our current entertainment projects, Monster In My Pocket and The Wumblers, which are scheduled for production in 2004. However, our gross profit for the quarter ended March 31, 2004 represented only 0.2% of our commitments as of March 31, 2004. Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.


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

         SOURCES AND USES OF CASH FROM OPERATING ACTIVITIES
         --------------------------------------------------


For the three months ended March 31, 2004, cash flows from operating activities resulted in negative cash flows of $843,003. The foreign exchange gain of $44,277 and gain on settlement of convertible debentures of $885,033 were offset by non-cash charges of $375,724 for depreciation, amortization of intangible assets, amortization of discount on debentures, non-cash professional and consulting fees, and a loss on sale of intangibles. Cash has increased due to a decrease of $14,739 in accounts receivable, a decrease in inventories of $33,980 and an increase of $63,893 in accounts payable and other accrued liabilities. Cash used in operations included an increase of $376,314 in other current assets. The increase in other current assets is due in large part due to promissory notes of $750,000 due from the sale of 8% convertible debentures.


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


SHORT TERM BORROWINGS. In 2002, we had net cash provided from short term financing agreements totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At March 31, 2004, the balance was $273,930 plus interest. The debt was originally due on January 10, 2003. At March 31, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. We are in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As we have previously planned that the assets of Jusco UK Ltd., including its cash and the proceeds of the sale of its inventory, would be used to contribute towards repaying the lender, we do not believe that a proceeding against our subsidiary, Jusco UK Ltd., would materially alter our planned operations.


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


These debentures represented a large amount of debt relative to our identifiable liquid assets. As of January 1, 2004, we had an aggregate of approximately $1,000,000 in 12% convertible debentures outstanding, with outstanding interest payable of approximately $123,402.


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

                                            PEAK ENTERTAINMENT HOLDINGS, INC.


                                            By:  /s/ WILFRED SHORROCKS
                                                 ------------------------------
                                            Wilfred Shorrocks,
                                            Chairman and Chief Executive Officer

                                            Dated: June 7, 2004


                                            By:  /s/ NICOLA YEOMANS
                                                 ------------------------------
                                            Nicola Yeomans
                                            Principal Financial Officer

                                            Dated: June 7, 2004