Form 10QSB
period 2004-06-30
PEAK ENTERTAINMENT HOLDINGS INC
filed 2004-08-26
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                       Commission file number: 33-18143-D

                                -----------------

                        PEAK ENTERTAINMENT HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                        87-0449399
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification No.)


          Bagshaw Hall, Bagshaw Hill, Bakewell, Derbyshire, UK DE45 1DL (Address of principal executive offices)

                                 44 1629 814555
                           (Issuer's telephone number)

                                -----------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2004, we had 24,706,288 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                        PEAK ENTERTAINMENT HOLDINGS, INC.
                                AND SUBSIDIARIES

                                  FORM 10-QSB/A
                       FOR THE QUARTER ENDED JUNE 30, 2004


                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements for the Quarters Ended June 30, 2003 and 2004    3
         Consolidated Balance Sheets                                           3
         Consolidated Statements of Operations                                 4
         Consolidated Statements of Comprehensive Loss                         5
         Consolidated Statements of Cash Flows                                 6
         Notes to Consolidated Financial Statements                            7
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              20
Item 3.  Controls and Procedures                                              32

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    33
Item 2.  Changes in Securities and Use of Proceeds                            33
Item 5.  Other Information                                                    34
Item 6.  Exhibits and Reports on Form 8-K                                     35

Signatures                                                                    36

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                            December 31, 2003    June 30, 2004
                                                                                  unaudited
                                                            -----------------    -----------
ASSETS

Current Assets
--------------

Cash and cash equivalents                                         $   152,339    $    15,079
Accounts receivable                                                    34,620         13,664
Inventories of finished goods                                         236,007        240,299
Other current assets                                                  588,439        788,171
                                                                  -----------    -----------
Total current assets                                              $ 1,011,405    $ 1,057,213

Deferred professional fees                                            335,833        270,834
Plant and equipment, net                                              198,245        193,486
Intangible assets, net of amortization                              2,079,716      2,590,277
                                                                  -----------    -----------
                                                                  $ 3,625,199    $ 4,111,810
                                                                  ===========    ===========

LIABILITIES AND  STOCKHOLDERS' DEFICIT

Current Liabilities
-------------------

Short term borrowings                                             $   582,786    $   379,576
Advances from factor                                                    1,437           --
Accounts payable                                                    1,209,339      2,379,582
Stockholders' advances account                                        916,634        936,521
License fees payable                                                  457,715        439,783
Other accrued liabilities                                           1,325,524      1,110,685
                                                                  -----------    -----------
Total current liabilities                                         $ 4,493,435    $ 5,246,147

Long Term Liabilities
---------------------

License fees payable                                                1,078,009      1,009,634
Convertible debentures                                                754,774        249,010
                                                                  -----------    -----------
Total long term liabilities                                       $ 1,832,783    $ 1,258,644

Stockholders' Deficit
---------------------

Common stock, par value $0.001 - 900,000,000 shares authorized,
  24,706,288 and 21,774,212 issued and outstanding                $    21,777    $    24,707
Additional paid in capital                                          1,650,841      3,226,114
Retained deficit                                                   (3,933,998)    (5,192,792)
Other comprehensive income                                           (439,639)      (451,010)
                                                                  -----------    -----------
Total stockholders' deficit                                        (2,701,019)    (2,392,981)
                                                                  -----------    -----------
                                                                  $ 3,625,199    $ 4,111,810
                                                                  ===========    ===========

For the purposes of calculating earnings per share, the Company has retroactively restated its outstanding common stock based upon the stock split declared on April 22, 2003.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       3 months ended  3 months ended  6 months ended  6 months ended
                                       June 30, 2003   June 30, 2004   June 30, 2003   June 30, 2004
                                       --------------  --------------  --------------  --------------
Revenue
   Character related consumer products         99,738             574         328,114          36,207
   Licensing arrangements                      19,734          35,789          47,627          73,333
                                         ------------    ------------    ------------    ------------
Net revenue                                   119,472          36,363         375,741         109,540

Cost of Revenue
   Cost of goods sold                          97,656          20,214         247,229          84,914
                                         ------------    ------------    ------------    ------------
Total cost of revenue                          97,656          20,214         247,229          84,914

Gross profit                                   21,816          16,149         128,512          24,626

Operating expenses
   Selling, general and administrative        730,964         820,997       1,122,848       1,576,124
   Depreciation and amortization               41,951         237,986          80,180         280,118
                                         ------------    ------------    ------------    ------------
Total operating expenses                      772,915       1,058,983       1,203,028       1,856,242
                                         ------------    ------------    ------------    ------------

Loss from operations                         (751,099)     (1,042,834)     (1,074,516)     (1,831,616)

Gain on settlement of convertible
   debentures and accrued interest               --              --              --           883,033

Foreign exchange gain/(loss)                   65,619          (8,465)         31,834          35,812

Interest expense                             (212,224)       (181,780)       (226,539)       (346,023)
                                         ------------    ------------    ------------    ------------
Net loss                                 $   (897,704)   $ (1,233,079)   $ (1,269,221)   $ (1,258,794)
                                         ============    ============    ============    ============


Basic and diluted net loss per share     $      0.043    $      0.050    $      0.061    $      0.052

Weighted average common shares
 outstanding                               20,701,742      24,292,002      20,678,456      23,931,288
                                         ============    ============    ============    ============

For the purposes of calculating earnings per share, the Company has retroactively restated its outstanding common stock based upon the stock split declared on April 22, 2003.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                       3 months ended  3 months ended  6 months ended  6 months ended
                                       June 30, 2003   June 30, 2004   June 30, 2003   June 30, 2004
                                       --------------  --------------  --------------  --------------

Net loss                                  $  (897,704)    $(1,233,079)    $(1,269,221)    $(1,258,794)

Cumulative translation adjustment             (84,384)         30,418        (126,480)        (11,371)
                                         ------------    ------------    ------------    ------------
Comprehensive loss                           (982,088)     (1,202,661)     (1,395,701)     (1,270,165)
                                         ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Six months ended June 30
                                                      ------------------------
                                                         2003           2004

Cash flows from operating activities:

Net loss                                             $(1,269,221)   $(1,258,794)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                               2,796          9,069
Amortization of intangible assets                         77,384         78,707
Foreign exchange gain                                    (31,834)       (35,812)
Amortization of discount on debentures                   150,548        249,010
Gain on settlement of debentures                            --         (883,033)
Non-cash professional and consulting fees                   --          618,871
Loss on sale of intangibles                                 --           65,222

Changes in working capital:

Accounts receivable                                     (112,135)        21,519
Inventories                                                 (738)          (457)
Other current assets                                     (44,322)       (67,400)
Accounts payable and other accrued liabilities           857,278        904,277
                                                     -----------    -----------
Net cash used in operating activities                   (370,244)      (298,821)
                                                     ===========    ===========

Cash flows from investing activities:

Purchase of plant and equipment                          (19,840)        (4,456)
Purchase of intangibles                                  (54,958)      (615,318)
Issue of debentures                                         --        2,024,000
Settlement of debentures                                    --       (1,000,000)
                                                     -----------    -----------
Net cash used in investing activities                    (74,798)       404,226
                                                     ===========    ===========

Cash flows from financing activities:

Short term borrowings, net                                51,976       (318,663)
Stockholders' advances account                           (97,396)         4,992
Advances from factor, net                                  7,126           --
Convertible debenture                                    550,000           --
                                                     -----------    -----------
Net cash provided from financing activities              511,706       (313,671)
                                                     ===========    ===========

Cumulative translation adjustment                         14,513         71,006
                                                     ===========    ===========

Increase in cash and cash equivalents                     81,177       (137,260)
Cash and cash equivalents, beginning of period             9,870        152,339
                                                     -----------    -----------

Cash and cash equivalents, end of period             $    91,047    $    15,079
                                                     ===========    ===========

Supplemental disclosure of cash flow information

Interest paid                                                 29            993
                                                     ===========    ===========
Purchase of licenses through issuance of long
term liabilities                                           8,252           --
                                                     ===========    ===========
Accounting for reverse acquisition                       208,500           --
                                                     ===========    ===========
Issuance of shares in settlement of liability               --          249,500
                                                     ===========    ===========

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


1        Description of Business and Future Prospects

         Peak Entertainment Holdings, Inc, formerly Peak Entertainment Ltd, was formed on November 20, 2001 as an integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc to take property from concept to consumer, in-house, controlling and coordinating broadcast, promotions and product launches (toys, apparel, video games, etc.) to build market momentum and worldwide brand quality.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the financial statements, at June 30, 2004 and for the six months then ended, the Company has suffered recurring losses, negative cash flows from operations, negative working capital, an accumulated deficit of $5,192,792 and a stockholders' deficiency of $2,392,981. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

2        Summary of Significant Accounting Policies

         (A)      Principals of Consolidation and Combination

                  The accompanying consolidated financial statements include the accounts of Peak Entertainment Limited, Jusco Toys Ltd, Jusco UK Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd after elimination of inter-company transactions and balances. Peak Entertainment Limited, Jusco Toys Ltd, Jusco UK Ltd, Cameo Collectables Ltd and Wembley Sportsmaster Ltd are wholly-owned subsidiaries of Peak Entertainment Holdings, Inc.

                  Cameo Collectables Ltd was formed on August 20, 2002 and was owned by Wilfred and Paula Shorrocks until February 7, 2003 when Peak Entertainment Holdings Inc acquired the whole of the share capital of Cameo Collectables Ltd.

                  Prior to February 7, 2003 the financial statements of Cameo Collectables Ltd were combined with Peak Entertainment Holdings, Inc as both entities were under common control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


2        Summary of Significant Accounting Policies (continued)

         (B)      Interim Financial Information

                  In the opinion of management, the interim financial information as of June 30, 2004 and for the six months ended June 30, 2003 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

         (C)      Earnings Per Share

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

                  Basic and diluted earnings per share are the same during the quarters ended June 30, 2003 and 2004 as the impact of dilutive securities is antidilutive. There are 5,300,000 warrants to purchase shares of the Company's common stock outstanding as of June 30, 2004.

         (D)      Warrants

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


2        Summary of Significant Accounting Policies (continued)

         (D) Warrants (continued)

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

         (E)      Use of Estimates

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

         (F)      Recent Accounting Pronouncements

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No 149 amends SFAS No. 133 for decisions made by the FASB's Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003. The adoption of SFAS 149 did not have material effect on the Company's financial position or results of operations.

                  In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46, as revised requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46, as revised, did not have a material effect on the Company's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


3        Short Term Borrowings

         On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was originally due on January 10, 2003. The debt has not been repaid and is due upon demand. Accordingly, the debt and all accrued interest totalling $377,094 is included in short term borrowings. The debt is collateralized by certain inventory of the company's subsidiary, Jusco UK Ltd.

         In November 2003, the company borrowed $250,000 from an individual lender. There were no terms for repayment and no interest was charged to the company during the quarter. On April 28, 2004 the Company entered into an agreement whereby it exchanged the debt of $250,000 for 500,000 shares of common stock. See note 9.

4        Significant current assets and liabilities

         Included within current assets and current liabilities are the following significant balances:

                                    December 31, 2003  June 30, 2004
                                                         unaudited
                                    -----------------  -------------
Other current assets
--------------------
Prepaid consulting                            153,990      21,999
Deferred royalty income                        88,925     234,962
Monies in Escrow                              276,379     510,000
Other current assets                           69,145      21,210
                                            =========   =========
                                              588,439     788,171
                                            =========   =========

Accounts payable
----------------
Professional fees                             182,866     329,789
Stock supplies - Countin' Sheep               164,355        --
TV animation costs - Monster in my Pocket     119,720        --
Wumblers post production costs                   --     1,047,182
Other accounts payable                        742,398   1,002,611
                                            =========   =========
                                            1,209,339   2,379,582
                                            =========   =========

Other accrued liabilities
-------------------------
Consultancy fees                              188,521     260,266
Wumblers pilot show costs                     271,954        --
Royalties payable                              68,734      92,002
Sales and payroll taxes                       193,084     199,621
Debenture interest                            120,424     249,010
Legal fees                                     97,753        --
Other accrued liabilities                     385,054     309,786
                                            =========   =========
                                            1,325,524   1,110,685
                                            =========   =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


5        Convertible debentures

         Convertible debentures are comprised of the following as at June 30, 2004:

         Old convertible debentures                                   $
         Balance at December 31, 2003                                   754,774
         Settlement and release agreement                              (754,774)
                                                                      =========
         New convertible debentures:
         Amortized debt discount quarter ended March 31, 2004           120,424
         Amortized debt discount quarter ended June 30, 2004            128,586

         Balance at June 30, 2004                                       249,010
                                                                      =========

6        Transactions with related parties

         The relationship between the Company and its related parties are:

         Wilfred and Paula Shorrocks are deemed to be related parties as they are directors of the following companies: Peak Entertainment Limited, Jusco UK Ltd, Jusco Toys Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd. They are directors and shareholders of Peak Entertainment Holdings.

         Terence Herzog and Michael Schenkein are deemed to be related parties as they are principals of Agora Capital Partners Inc, a management consulting company. They are directors of Peak Entertainment Holdings, Inc. Terence Herzog is a shareholder of Peak Entertainment Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


6        Transactions with related parties (continued)

         During the period the company had the following transactions with its related parties:

         a)       Wilfred and Paula Shorrocks

                  i) Movements on stockholders' advances account

                           Balance due by the Company December 31, 2003     $ 916,634
                           Cash advances                                        4,992
                           Foreign exchange loss                               14,895

                           Balance due by the Company at June 30, 2004      $ 936,521
                                                                            =========

                           Interest amounting to $9,115 has been accrued during the period.

                           On March 24, 2004 the company signed a promissory note which established a repayment schedule for the amounts advanced by the stockholders. The amount advanced is to be repaid in quarterly instalments of $25,000 January 31, 2005 to September 30, 2006 and half yearly instalments March 31, 2007 and September 30, 2007 with any balance to be repaid in full, January 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


6        Transactions with related parties (continued)

                  ii) License agreement (continued)

                           On February 25, 2002 the Company entered into a license agreement for rights to Monsters In My Pocket from Morrison Entertainment Group, Inc., in which Wilfred and Paula Shorrocks were also parties. Pursuant to the agreement, Wilfred and Paula Shorrocks are individually entitled to a certain percentage of the revenues. The Company is entitled to 10% of the revenues from the United States, 35% of the revenues from the United Kingdom, and 40% of the revenues from other territories. Morrison Entertainment Group is entitled to 60% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 30% of the revenues from other territories. The Shorrocks are entitled to 30% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 30% of the revenues from other territories. The revenue allocation refers to revenues from character and merchandise licensing and sales activities, and the allocation is to be adjusted for entertainment production financing terms.

         b)       Terence Herzog and Michael Schenkein

                  i) Consulting services

                           From March 2003 through June 2004, Agora Capital Partners Inc, through Terence Herzog and Michael Schenkein, has provided management consulting services to the Company. The Company paid aggregate fees for such consulting services as follows:-

                                                      3 months          3 months         6 months          6 months
                                                    ended June        ended June       ended June        ended June
                                                      30, 2003          30, 2004         30, 2003          30, 2004

                           Consulting                  $20,000              $nil          $20,000              $nil
                                                       =======            ======          =======            ======

7        Warrants

         On July 24, 2003, pursuant to a consulting agreement with POW! Entertainment LLC and Stan Lee, the Company issued to POW warrants to purchase 750,000 shares of the Company's common stock which are exercisable for five years at $0.35 per share in exchange for consulting services to be provided over a three year term. Warrants to purchase 375,000 shares of common stock vested upon execution of the consulting agreement, and the remaining warrants to purchase 375,000 shares of common stock vest on July 24, 2004. After one year from issuance, POW has the right to demand registration of the shares of common stock underlying the warrant at the Company's expense, although no demand had been received at the date of this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


7        Warrants (continued)

         The warrants have been valued using the Black-Scholes Option Model. The value of the warrants that vest immediately was $390,000 on the date of grant. The value of these warrants has been recorded as deferred professional fees and will be amortized to earnings ratably over the three year service period.

         The value of the warrants that vest on July 24, 2004 are determined at the end of each reporting period. The company records the expense for each quarter based on the value of the warrants at the end of each reporting period. For the quarter ended June 30, 2004, the Company has recorded an expense of $10,918 related to these warrants, six months to June 30, 2004, expense $9,295.

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

         On December 17, 2003 the exercise price of the warrants held by Mr. Kuessous was changed from $1.20 per share to $0.50 per share. The amount to be expensed over the remaining service period related to the $1.20 warrants will be the remaining unamortized fair value of the $0.50 warrants as of December 17, 2003, plus the amount by which the fair value of the $1.20 warrants valued as of December 17, 2003 is greater than the fair value of the $0.50 warrants immediately before the terms were modified. The Company used the Black-Scholes Option Model and determined that the value of the $0.50 warrants immediately prior to the conversion of the terms was essentially the same as the $1.20 warrants granted on December 17, 2003. Accordingly, the Company will continue to amortize the original value of $263,983 over the one year service period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


7        Warrants (continued)

         On January 5, 2004 the Company completed a "Settlement Agreement and Release" with former holders of 12% convertible debentures. Under the agreement, the Company exchanged $1,000,000 and 1,000,000 shares of unregistered common stock in return for the surrender of an aggregate of $215,000 principal amount of 12% convertible debentures, accrued interest and warrants to purchase 645,000 shares of common stock, issued pursuant to a "Securities Purchase Agreement" dated as of February 28, 2002, and an aggregate of $785,000 principal amount of 12% convertible debentures, accrued interest and warrants to purchase 1,570,000 shares of common stock, issued pursuant to a "Securities Purchase Agreement" dated as of April 22, 2003. The $1,000,000 consisted of $500,000 paid on January 5, 2004 and $500,000 in promissory notes, which was subsequently paid on March 22, 2004. The agreement provides that, after a period of thirteen months from January 2004, all of the 1,000,000 shares of common stock still owned at that time by the former debenture holders may be put to the Company at a price $0.75 per share, on an all-or-none basis, for a one month period. The Company also paid for $10,000 of the former debenture holders' legal fees and expenses in connection with the transaction.

         The Company has accounted for this transaction in accordance with EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". Accordingly, the Company has first allocated the consideration paid based on the fair value of the warrants to be repurchased and the beneficial conversion features as of January 5, 2004. Any remaining consideration has been used to offset the carrying value of the convertible debentures and accrued interest and has resulted in a gain on the extinguishment of the debt. The Company has determined that the fair value of the warrants to be repurchased and the beneficial conversion features at January 5, 2004 exceeded the total consideration to be paid of $1,580,000. Accordingly, the Company has recorded a gain on the extinguishment of the convertible debentures and accrued interest. In accordance with FAS 133, the 1,000,000 shares of common stock are considered an embedded derivative instrument and recorded as equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


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

         On January 23, 2004, the Company entered into an agreement for services to be provided over twelve months with Vintage Filings, LLC. It issued 300,000 common stock purchase warrants, which vested immediately and are exercisable for three years at $0.50 per share pursuant to the agreement. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $224,988 at the date of grant. The value of the warrants will be recorded as additional selling, general and administrative expenses ratably over the twelve month service period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


8        Share transactions (continued)

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

         Legend Merchant Group, Inc acted as the placement agent for the above transaction. All of the purchasers were pre-existing customers of Legend Merchant Group. The Company paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $0.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $92,794 at the date of grant. The total fee of $117,744 has been offset against the proceeds of the offering.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


9        Reverse Acquisition

         On April 22, 2003, Palladium Communications, Inc. ("Palladium') (a US public company) issued 19,071,684 shares of its common stock for all of the outstanding common stock of Peak Entertainment Holdings, Inc. Immediately prior to the transaction, Peak Entertainment Holdings, Inc authorized a stock split so that the outstanding shares of common stock were increased from 2 to 19,071,684. Immediately after the transaction, the shareholders of Peak Entertainment Holdings, Inc (Wilf and Paula Shorrocks) owned approximately 90% of the outstanding common stock of Palladium. This transaction has been accounted for as a reverse acquisition of a public shell. The accounting for a reverse acquisition with a public shell is considered to be a capital transaction rather than a business combination. That is, the transaction is equivalent to the issuance of common stock by Peak for the net monetary assets of Palladium, accompanied by a recapitalization. Palladium's net deficit has been recorded at carryover basis and no goodwill was generated in the transaction. The net deficit of Palladium, $208,500, at the time of transaction is included in stockholders' equity. The other side of this transaction is to add $208,500 in liabilities related to convertible debentures to the historical financial statements of Peak Entertainment Holdings Inc. The historical financial statements of the "registrant" become those of Peak Entertainment Holdings, Inc. Subsequent to the transaction, Palladium changed its name to Peak Entertainment Holdings, Inc.

10       Stockholders' Equity

         Immediately following the reverse acquisition on April 22, 2003, the Company entered into an agreement for the issuance of up to $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the Company's common stock. The Company received $300,000 at the time of execution of the agreement for the issuance of the debentures and warrant and received the remainder of $250,000 on June 26, 2003 and $235,000 on July 11, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2004, AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2004


10       Stockholders' Equity (continued)

         On February 28, 2002, Palladium, the predecessor to Peak Entertainment Holdings, Inc entered into an agreement pursuant to which Palladium issued $215,000 in convertible debentures and issued warrants to purchase 645,000 shares of the Company's common stock exercisable for five years at $0.31 per share. These warrants are still outstanding as of June 30, 2004, and can be exercised to purchase shares of Peak Entertainment Holdings, Inc.

         On April 28, 2004, the company entered into an agreement with Laura Wellington, whereby it exchanged a debt of $250,000 owed to Ms Wellington in exchange for 500,000 shares of common stock. Ms Wellington had loaned $250,000 to the company in November 2003. The total value of the common stock at the date of grant was $250,000 compared with the $250,000 carrying value of the advance, so there was no additional expense.

11       Subsequent Events

         In July 2004, 8% debentures in principal amounts totaling $541,500 were converted into 1,805,500 shares of common stock.

         On August 13, 2004, in a labor action entitled Thomas Bernard Skahill
         v. Peak Entertainment Holdings, Inc. before the Labor Commissioner of the State of California, the Company was ordered to pay $24,358.27 in wages, expenses, penalties, and interest in connection with an employment claim.

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

The quarter ended June 30, 2004 continued to be an extremely difficult time for the Company. The Company had very little operating capital to fund the production of planned television shows, and focused on raising capital from third parties to fund the production of the television shows. The Company experienced difficulty in raising capital from potential capital sources in 2003. The Company believes that this difficulty was due to the terms of 12% convertible debentures outstanding in 2003, which contained terms very favorable to the debenture holders, and made potential financiers reluctant to provide capital to the Company. Accordingly, the Company entered into discussions with the debenture holders and repurchased those debentures in January 2004.

Though the Company successfully replaced the 12% convertible debenture and has had limited success in raising short term working capital is continues to have difficulty in raising the Company's requirements to fund production of a television show, in turn, this has delayed and compromised the Company's ability to license intellectual property rights and sell toys and merchandise based on the television shows.

With the retirement of the 12% convertible debenture, the Company believes that it will now be viewed more favorably by potential capital sources and that it should have better success in raising much needed capital to fund production of the planned television shows.

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

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2004 COMPARED WITH JUNE 30, 2003

REVENUES
--------

Consolidated net revenues decreased to $36,363 or 70% for the three months ended June 30, 2004 from $119,472 for the same period in 2003. Consolidated net revenues decreased to $109,540 or 71% for the six months ended June 30, 2004 from $375,741 for the same period in 2003. A breakdown of revenues by our business divisions is set forth in the tables below.

----------------------------------- -------------------- -------------------- ---------------------
Division                            2003 2nd Qtr Revenue 2004 2nd Qtr Revenue % Increase/(Decrease)
                                             ($)                 ($)
----------------------------------- -------------------- -------------------- ---------------------
Entertainment/ Production                    Nil                 Nil                   n/a
Licensing Arrangements                     19,734               35,789                 81%
Character Related Consumer Products        99,738                574                  (99%)
----------------------------------- -------------------- -------------------- ---------------------
         Total Revenues                    119,472              36,363                (70%)
----------------------------------- -------------------- -------------------- ---------------------

----------------------------------- -------------------- -------------------- ---------------------
Division                             2003 Six Months to   2004 Six Months to  % Increase/(Decrease)
                                        June 30 2003        June 2004 ($)
                                             ($)
----------------------------------- -------------------- -------------------- ---------------------
Entertainment/ Production                    Nil                 Nil                   n/a
Licensing Arrangements                     47,627               73,333                 54%
Character Related Consumer Products        328,114              36,207                (89%)
----------------------------------- -------------------- -------------------- ---------------------
Total Revenues                             375,741             109,540                (71%)
----------------------------------- -------------------- -------------------- ---------------------

The decrease in total revenue is primarily attributable to the inability of the company to generate expected revenues from licensing the rights to its television shows that have been delayed in production until sufficient funding has been secured. The Company has been in negotiations to secure funding for it's animation projects through various sources, none of which have yet been finalized.

Revenues from licensing increased 81% to $35,789 in the three months ended June 30, 2004 from $19,734 in the three months ended June 30, 2003. Revenues from licensing increased to $73,333 or 54% for the six months to June 30, 2004, from $47,627 for the same period in 2003. Licensing revenues in 2004 related to the recognized guaranteed royalties for Character Options Ltd, Radica UK Ltd and Toontastic Ltd, along with royalties received over and above the guaranteed royalty for the Toontastic contract that commenced in March 2004.

In 2004, the revenues for our consumer products division decreased 99% for the three months ended June 30, 2004 and 89% for the six months ended June 30, 2004, primarily due to the main focus for this period being on the raising of capital. It is the Company's intention to begin a marketing campaign once adequate financing has been obtained, to raise the profile of the division and to market the products forward.

Sales in 2003 were generated from sales of toy related inventory acquired as part of our acquisition of Jusco Toys Ltd along with its principal consumer products activities, focused primarily on our collector `gift' concept, Countin' Sheep. This product was sold primarily in the United Kingdom. We expect to build on this initial base by appointing distributors domestically and internationally again upon funding being in place.

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

COST OF REVENUE
---------------

For the three months ended June 30, 2004, cost of revenues was $20,214 as compared to $97,656 for the same period in 2003, a decrease of 79%. For the six months ended June 30, 2004, cost of revenues was $84,914 as compared to $247,229 for the same period in 2003, a decrease of 66%. The decrease in cost of revenues is attributable to a decrease in costs associated with the production consumer goods. Cost of revenues as a percentage of revenues decreased to 56% in the three months ended June 30, 2004 as compared to 82% in the same period in 2003. Cost of revenues as a percentage of revenues increased to 78% in the six months ended June 30, 2004 as compared to 66% for the same period in 2003. This was attributable to the decrease in revenues for the three and six months ended June 30, 2004, and therefore lower costs being attributable as a result. The significant revenues and costs have been related to consumer products. We do not envisage that this is a steady decline in the sale of consumer products, but the lack of marketing and personnel to drive this division forward.

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

Gross Profit
------------

Gross profit for the three months ended June 30, 2004 was $16,149, or 44% of revenues, as compared to $21,816 or 18% of revenues, for the same period in 2003. Gross profit for the six months ended June 30, 2004 was $24,626, or 22% of revenues, as compared to $128,512 or 34% of revenues, for the same six month period in 2003.

OPERATING EXPENSES
------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs were $820,997 for the quarter ended June 30, 2004 compared to $730,964 for the same period in 2003. Selling, general and administrative costs were $1,576,124 for the six months ended June 30, 2004 compared to $1,122,848 for the same six month period in 2003. The following table summarizes the costs incurred for the three and six months ended June 30, 2004.

--------------------------  ------------  ---------------  -----------  ---------------
Operation                   Three Months   Three Months    Six Months      Six Months
                             Expense ($)  % of Total Cost  Expense ($)  % of Total Cost
--------------------------  ------------  ---------------  -----------  ---------------
Traveling and Entertaining     33,161           4%           106,454           7%
Employee Compensation          118,924          14%          243,511          15%
Legal and Professional         457,126          56%          806,774          51%
General Cost                   211,786          26%          419,385          27%
--------------------------  ------------  ---------------  -----------  ---------------
TOTAL                          820,997         100%         1,576,124         100%
--------------------------  ------------  ---------------  -----------  ---------------

Ordinary business expenses, such as traveling and entertaining expenses, employee compensation, and other miscellaneous business expenses, with respect to each category will level out in 2004. Legal costs and traveling costs incurred with the work involved with raising finances and negotiating deals. We believe that such increases were typical and to be expected as we conducted no substantial operations through much of early 2004. If we are able to complete the bulk of our entertainment production projects in 2004, rather than in 2005 as presently projected, we will be in position to actively promote the television shows in 2004, and therefore, we expect our marketing expenses to increase substantially in 2004. These costs are included within General costs.

DEPRECIATION AND AMORTIZATION. Depreciation for the quarter ended June 30, 2004 was $237,986 as compared to $41,951 for the same period in 2003. The increase is in direct relationship with the treatment of the amortization on warrants that have been issued and the same for the treatment of the amortization on the intangible fixed assets. Depreciation for the six months ended June 30, 2004 was $280,118 as compared to $80,180 for the same six period in 2003. Also included within these costs for the six month period ending June 30,2004 were fees relating to various warrants that are amortized using the Black Scholes Pricing Model.

NET LOSS
--------

Net operating loss for the quarter ended June 30, 2004 was $1,042,834 as compared to $751,099 for the same period in 2003. Net operating loss for the six months ended June 30, 2004 was $1,831,616 as compared to $1,074,516 for the same six month period in 2003.

Net loss increased from $897,704, or $0.043 loss per share, in the three months ended June 30, 2003 to $1,233,079, or $0.050 loss per share, in the three months ended June 30, 2004. The increase in net loss is significantly attributable to the reduction in total revenue and the amortization of the various warrants under the Black Scholes Pricing Model and along with the interest charges that have been accrued for the convertible debentures issued in January 2004.

Net loss decreased slightly to $1,258,794, or $0.052 loss per share, in the six months ended June 30, 2004 from $1,269,221 or $0.061 loss per share, for the same six month period in 2003. The net loss is largely attributable to the reduction in total revenue and the amortization of the various warrants under the Black Scholes Pricing Model. Included in net loss for the six month period ended June 30, 2004 is the a gain on the settlement of the convertible debentures and the write off of the interest incurred being $883,033. The Company benefited from foreign exchange gains by $35,812 as a result of the strong pound ((pound)) against the US dollar ($),


LIQUIDITY AND CAPITAL RESOURCES

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

We believe that we will need operating capital of approximately $5,000,000 in the next twelve months to maintain our current operations, and operating capital of approximately $5,500,000 in the next twelve to twenty four months to complete our planned entertainment projects already in the pre-production and production stages.

As of June 30,2004 we had commitments for capital and other expenditures aggregating $6,504,791 included in current and long term liabilities, payable over a maximum 20 year period, that are summarized in the following table.

------------------------- ------------------ ------------------- ------------------ ----------------------------------
      Contractual             Liability       Agreement Terms     Amount payable    Notes
      Obligations          As of June 30,                             in 2004
                                2004
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Short term loan -         $377,094           20% interest per    $377.094 plus      Seeking to negotiate a plan for
CK Supermarkets                              annum, secured by   interest           repayment, funded in part by
                                             certain inventory                      selling inventory, and in part,
                                                                                    through the issuance of
                                                                                    securities.

Other Short Term          $2,482             N/A                 $2,482
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Accounts Payable -        $2,379,582         Various (composed   $2,379,582         All current liabilities are
Various                                      significantly of                       within the contract terms as
                                             various ordinary                       renegotiated or are under
                                             business                               renegotiation.  It is the
                                             expenses, as well                      intention that payment be made
                                             as legal,                              in accordance with amended
                                             accounting, and                        contract terms.
                                             other
                                             professional
                                             fees).
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Stock holders' advances   $936,521           Subject to          $0                 In 2004, we entered into a
account - Shorrocks                          promissory note.                       promissory note, payable in
                                                                                    installments. First payment due
                                                                                    March 2005 and to be repaid in
                                                                                    full not later than 2008.

------------------------- ------------------ ------------------- ------------------ ----------------------------------
Short Term Licenses       $439,783           Varying royalty     $439,783           Payment terms currently being
                                             terms                                  renegotiated.
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Debentures - various      $249,010           Discount and        $0                 Matures in 2007.  First interest
debenture holders                            interest on the                        payment due in March 2005.
                                             debenture
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Other - including Tax &   $1,110,685                             $1,101,570
Social security and
accruals
------------------------- ------------------ ------------------- ------------------ ----------------------------------
Long Term Licenses
- Shorrocks               $982,093           10% royalty         $25,000            Pay using royalties from
                                             payable quarterly                      licenses to third parties over
                                             in perpetuity.                         the term of the contract.

                                                                                    In 2004, the Company amended
                                                                                    the license agreement to
                                                                                    establish a minimum quarterly
                                                                                    royalty payment of $12,500 due
                                                                                    beginning September 30, 2004.

- Others (Various)        $27,541            Various Terms
------------------------- ------------------ ------------------- ------------------ ----------------------------------
TOTAL                     $6,504,791                             $4,350,511
------------------------- ------------------ ------------------- ------------------ ----------------------------------

You will note that $1,908,504 or 29% of the total commitments as of as of June 30, 2004, is committed to the principals of the Company in promissory notes or long-term licenses and a further 4% is committed to the holders of outstanding debentures.

In addition to the commitments set forth in the table above, we will need to raise substantial capital to finance the production of our entertainment projects:

     o Monster In My Pocket. Approximately $5 million in the next twelve months to produce 26 episodes of the program.
     o The Wumblers. Approximately $2,500,000 in the next twelve months to produce 26 episodes of the program.

We rely on short-term outside funding to meet our short-term liquidity needs, as the internal cash flows generated by sales of our toys and gift products have been insufficient to fully meet our short-term liquidity needs. We anticipate that in fiscal year 2005, we will be in position to meet our short-term and long-term liquidity needs through the internal cash flows generated from broadcast sales from our current entertainment projects, Monster In My Pocket and The Wumblers, which are scheduled for production in 2004. However, our gross profit for the quarter ended June 30, 2004 represented only 0.003 % of our commitments as of June 30, 2004. Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.

SOURCES AND USES OF CASH
------------------------

For the six months ended June 30, 2004, the Company had a net operating loss of $1,831,616 and an overall net loss of $1,258,794. At June 30, 2004, the Company had $15,079 in cash and had a working capital deficit of $298,821.

In 2003, the Company did not use or depreciate the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to an enquiry from the Hong Kong Inland Revenue Department. The enquiry concerned the non-submission of certain tax computations to ascertain taxes payable by the prior owners of Jusco Toys. This was unknown to Peak until after we acquired Jusco Toys from the administrators of Just Group Plc. This enquiry has been determined in July 2004 at a cost to the Company of $9,235, and the Company now can utilize the moulds and tooling and depreciate the equipment. The amount was paid in July, 2004.

         SOURCES AND USES OF CASH FROM OPERATING ACTIVITIES
         --------------------------------------------------

For the six months ended June 30, 2004, cash flows from operating activities resulted in negative cash flows of $298,821. The foreign exchange gain of $35,812 and gain on settlement of convertible debentures of $883,033 were offset by non-cash charges of $1,020,879 for depreciation, amortization of intangible assets, amortization of discount on debentures, non-cash professional and consulting fees, and a loss on sale of intangibles. Cash has benefited due to a decrease of $21,519 in accounts receivable being offset by an increase of $904,277 in accounts payable and other accrued liabilities. Cash used in operations included an increase of $67,400 in other current assets.

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

         SOURCES AND USES OF CASH FROM INVESTING ACTIVITIES
         --------------------------------------------------

Cash flows from investing activities resulted in positive cash flows of $404,226 in the six months ended June 30, 2004, a significant increase from cash flows of ($74,798) in fiscal 2003. In the six months ending June 30, 2004, cash applied to investing activities consisted of $4,456 toward plant and equipment, and $615,318 toward purchase of intangibles in the form of license agreements for intellectual property rights. The acquisitions in 2003 were for minor licenses and intellectual property rights.

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

         SOURCES AND USES OF CASH FROM FINANCING ACTIVITIES
         --------------------------------------------------

Cash flows from financing activities resulted in negative cash flows of $313,671 in 2004, compared to fiscal in 2003 of positive $511,706. In 2004, the Company intends to continue to rely upon capital raised from third party investors in private placements to fund the Company's operations, as well as any entertainment production financing partners it can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

SHORT TERM BORROWINGS. In 2002, we had net cash provided from short term financing agreements totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At June 30, 2004, the balance was $377,094. The debt was originally due on January 10, 2003. At June 30, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. We are in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As we have previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

STOCKHOLDER ADVANCES. From time to time, Mr. and Mrs. Shorrocks loaned money to the Company to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through June 30, 2004 the Shorrocks loaned to Peak Entertainment an aggregate of $916,634, plus a further $4,992 during 2004. The debt has incurred a foreign exchange loss of $14,895. As of June 30, 2004, the Shorrocks are owed $936,521. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

ISSUANCE OF CONVERTIBLE DEBENTURES AND REPURCHASE OF 2002 AND 2003 CONVERTIBLE DEBENTURES. In April 2003, immediately following the sale of the Company's predecessor telecommunications business to Palladium Consulting Group, we had outstanding convertible debentures in the principal amount of $215,000 and warrants to buy 645,000 shares of common stock. These securities had been sold by the Company's predecessor business in February 2002 and we retained these liabilities following the sale of the Company's former telecommunications business.

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

These debentures represented a large amount of debt relative to our identifiable liquid assets. As of January 1, 2004, we had an aggregate of approximately $1,000,000 in 12% convertible debentures outstanding, with outstanding interest payable of approximately $249,010. We determined that it would be preferable to repurchase these debentures; and, we did so, as described below, so these debentures are no longer outstanding.

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

On January 5, 2004, we completed a transaction with former debenture holders in which we repurchased from the former debenture holders an aggregate of $1,000,000 principal amount of 12% convertible debentures and 2,215,000 common stock purchase warrants, which represented all of the securities that they purchased pursuant to Securities Purchase Agreements dated as of February 28, 2002 and April 22, 2003. We paid the former debenture holders $1,000,000 in cash and 1,000,000 shares of our unregistered common stock for the repurchase of the securities. The $1,000,000 payment to the former debenture holders consisted of $500,000 in cash, and $500,000 by promissory notes, which was paid in full on March 22, 2004. In order to make such payment, we used $250,000 that we had in operating capital, and $750,000 that we raised through the sale of securities. In the period from February 5, 2005 to March 5, 2005, the former debenture holders have the right to make us buy from them all of the 1,000,000 shares of common stock issued to them on January 5, 2004, at the price of $0.75 per share. The put right only applies if the former debenture holders wish to make us buy all 1,000,000 shares that they still own at that time, less any amounts they may have previously sold or transferred. The put right is not transferable. We also paid $10,000 of the former debenture holders' fees and expenses in connection with the transaction.

We repurchased formerly outstanding 12% convertible debentures in January 2004. We had current liabilities related to the repurchased debentures reported on our December 31, 2003 balance sheet of $838,279. Because we financed the repurchase primarily through the sale of new 8% convertible debentures due January 2007.

The 8% convertible debentures issued in January 2004 are substantially different from the repurchased debentures. The most material difference in the debentures is that the repurchased debentures could be converted at a fluctuating rate at a substantial discount to the market price of our common stock into an undeterminable amount of shares of common stock whereas the new debentures are convertible at a fixed rate into a fixed number of shares of common stock. Other differences are that the repurchased debentures accrued interest at 12% whereas the new debentures accrue interest at 8%, the repurchased debentures were due in 2004 whereas the new debentures mature in 2007.

In July 2004, debentures in principal amounts totaling $541,500 were converted into 1,805,500 shares of common stock.. We may need approximately $1,008,500, plus accrued interest, to pay off the debentures and accrued interest in January 2007. We do not presently have the cash to pay that amount, and our present revenues and gross profit levels make it unreasonable to think that our present operations are capable of producing cash streams to pay the debt in 2007. We do not have any specific plan to pay the debentures or the accrued interest. We believe that the holders of the debentures are likely to convert the debentures into shares of common stock prior to maturity of the 8% debentures in 2007. If the debentures are not converted prior to 2007, we anticipate that by January 2007 our operations will be producing sufficient revenues and cash flow to pay off the debt, because it is highly unlikely that we will continue to be in operation in 2007 if we are unable to resolve our going concern issues in 2004 or 2005. The first interest payment on the 8% convertible debentures is not due until January 2005, and if our operating revenues are insufficient to pay the interest, or if the interest amount is not converted into common stock, we will seek to resolve payment of interest through a promissory note, issuance of other securities, or some other similar arrangement.

CERTAIN SALES OF SECURITIES IN 2004

On January 5, 2004, we sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchases warrants. The purchase price totaled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes, which were paid in July 2004. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 7 of each year, commencing with January 7, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause us to issue common stock in exchange for interest. The warrants are exercisable at a price of $0.50 per share. After the tenth consecutive business day in which our common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. In July 2004, debentures in principal amounts totalling $541,500 were converted into 1,805,500 shares of common stock. The remaining $958,500 convertible debentures due January 5, 2007 are protected by security interests in substantially all of our collateral. We will need the approval of the debenture holders in order to grant security interest rights to third parties that are senior to or on par with these debentures. We used $750,000 of the proceeds for the retirement of previously issued 12% debentures discussed above.

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

On March 10, 2004, the Company entered into Securities Purchase Agreements with eleven accredited investors. Pursuant to the agreements, the Company sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for the total purchase price of $500,000. Legend Merchant Group, Inc. acted as the placement agent for these transactions. All of the purchasers were pre-existing customers of Legend Merchant Group. We paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $0.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. We agreed to seek registration of the resale of the shares of common stock and the shares underlying the warrants in the amendment to our registration statement initially filed in February 2004. If that registration statement becomes effective, but does not include the investors' shares, the investors can demand that we file a separate registration statement seeking registration of the investors' securities. We will have ten days to file such a registration statement, and we will need to pay a $2,500 per day penalty for late filing of such registration statement.. In the event that the registration statement is not declared effective within the later of 120 days from March 10, 2004 or thirty days after receipt of a last comment letter from the S.E.C., we will be required to issue, as a penalty, approximately 100,000 shares of common stock for each subsequent month period in which the registration statement has not been declared effective. We used the proceeds from the sale of securities for working capital purposes.

On April 28, 2004, we entered into an agreement with Laura Wellington, whereby we exchanged a debt of $250,000 owed to Ms. Wellington in exchange for 500,000 shares of common stock. Ms. Wellington had loaned $250,000 to us in or about October 2003, which we used for working capital purposes.

On July 23, 2004, we entered into an agreement with Laura Wellington, whereby we exchanged a debt of $194,000 owed to Ms. Wellington in exchange for 388,000 shares of common stock. Ms. Wellington had loaned $194,000 to us in or about April 25, 2004, which we used for working capital purposes.

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

PLAN OF OPERATIONS TO ADDRESS GOING CONCERN ISSUE

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

To address these issues, in 2004, the Company has sought the assistance of investment banking companies and placement agents to assist the Company in raising capital. Additionally, the Company has discussed with certain creditors the renegotiation of payment terms of certain existing contractual obligations.

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

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46, as revised, requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46, as revised, did not have a material effect on the Company's financial position or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 2002, we entered into an agreement with CK Supermarket to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At June 30, 2004, the balance was $377,094 plus interest. The debt was originally due on January 10, 2003. At March 31, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. We are in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As we have previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

In connection with our purchase of Jusco Toys Ltd. from the administrators of Just Group Plc in 2002, the Hong Kong Inland Revenue Department instituted a proceeding in January 2003 due to incomplete revenue filings by Jusco Toys occurring before our acquisition of Jusco Toys. This enquiry has been determined in March 2004 at a cost to the Company of $9,235. The amount was paid in July, 2004.

On August 13, 2004, in a labor action entitled Thomas Bernard Skahill v. Peak Entertainment Holdings, Inc. before the Labor Commissioner of the State of California, the Company was ordered to pay $24,358.27 in wages, expenses, penalties, and interest in connection with an employment claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 5, 2004, we entered into Securities Purchase Agreements with four accredited investors: Platinum Partners Global Macro Fund LP, Gary Barnett, Millstones Brands Inc. and Dan Brecher. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. Pursuant to the agreements, we sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchase warrants. The purchase price totaled $1,500,000. We agreed to file a registration statement for the shares of common stock underlying the debentures and warrants. The registration statement was declared effective on June 24, 2004. Because the registration statement was not effective within a specified time frame, we issued 275,000 shares of common stock as penalty payment on June 28, 2004. In July 2004, debentures in principal amounts totalling $541,500 were converted into 1,805,500 shares of common stock.

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

On July 23, 2004, we entered into an agreement with Laura Wellington, whereby we exchanged a debt of $194,000 owed to Ms. Wellington in exchange for 388,000 shares of common stock. Ms. Wellington had loaned $194,000 to us in or about April 29, 2004, which we used for working capital purposes. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 5. OTHER INFORMATION.

From time to time, Mr. and Mrs. Shorrocks loaned money to Peak Entertainment to fund day-to-day operations, as well as for the acquisition of certain properties. Since company inception through December 31, 2002, the Shorrocks loaned to Peak Entertainment an aggregate of $972,386, and we repaid $78,193 to the Shorrocks in 2002 and $71,206 in 2003. As of December 31, 2003, we owed $916,634 to the Shorrocks. These monies are loaned without interest and do not have a due date, and are due on demand. In March 2004, we gave the Shorrocks an unsecured promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of Peak Entertainment, such as Peak Entertainment obtaining a shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due. As of June 30, 2004, we owed $936,521 to the Shorrocks.

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

We entered into a distribution agreement, dated April 27, 2004, with Cadaco, located in Chicago, Illinois, whereby Cadaco would serve as exclusive distributor of our Countin' Sheep products in the United States. Under the agreement, Cadaco is to pay us a royalty of 10% of the net selling price. The agreement expires on December 31, 2006.

We entered into a representation agreement, dated April 22, 2004, with The Sharpe Company, Inc., located in Manhattan Beach, California, granting The Sharpe Company, in connection with our Countin' Sheep products, the exclusive right to negotiate with manufacturers and other interested parties licenses for merchandising rights in the United States and Canada for a period ending on September 30, 2005. The commission rate is 30% of gross receipts. The Sharpe Company also had the right to find a distributor for the sale and distribution the sale of the products in the United States through June 2004.

We entered into an agreement, dated April 29, 2004, with Video Collection International Limited. Under the agreement, we licensed exclusive videogram rights to the Monsters In My Pocket television series. For purposes of the agreement, the term videogram rights refer to the right to distribute the television shows through videocassette, DVD, CD-ROM, laser disk, video-on-demand, electronic and similar technology. The performance of the agreement by Video Collection International is subject to various conditions, such as that we obtain a commitment to broadcast 26 episodes beginning in the fourth quarter 2004 or by the latest the first quarter 2005 and through second quarter 2005, that we enter into a toy license with a third party, and that we arrange for the production of collectible toy figures. Under the agreement, we are to conduct a marketing campaign in connection with the television broadcast of at least UK (pound)500,000, and publish a comic book and a book in 2005. The license territory is the United Kingdom and Ireland. We are entitled to receive royalties of 15% of gross receipts for most products. The royalty rate may be 7.5% for products sold by direct mail, or 25% for certain premium products. The agreement provides for an advance royalty of UK (pound)100,000, of which we received UK (pound)20,000 upon entering the agreement. The remainder of the advance royalty is receivable in installments based on future events, such as completion of broadcasting of episodes and launching of toy products. The agreement is to expire seven years from the first release of a videogram. No videogram has been released to date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed with this report:

Exhibit Number      Description of Exhibit
--------------      ----------------------

10.1                Promissory Note to Shorrocks (Incorporated by reference to
                    Exhibit 10.6 of Form 10-KSB filed on April 27, 2004)
10.2                Amendment to Shorrocks License Agreement (Incorporated by
                    reference to Exhibit 10.7 of Form 10-KSB filed on April 27,
                    2004)
10.3                Cancellation of Debt in Exchange for Securities Agreement
                    with Laura Wellington (Incorporated by reference to Exhibit
                    10.33 of Form SB-2/A filed on May 3, 2004)
10.4                License Agreement with CCA Group Ltd., dated February 10,
                    2003 (Incorporated by referenced to Exhibit 10.34 of Form
                    SB-2/A filed on June 7, 2004)
10.5                Agreement with Video Collection International Limited, dated
                    April 29, 2004 (Incorporated by referenced to Exhibit 10.35 of Form SB-2/A filed on June 7, 2004)
10.6*               International Representation Agreement with The Sharp
                    Company Inc., dated April 22, 2004
10.7*               Distribution Agreement with Cadaco, dated April 27, 2004
10.8*               Cancellation of Debt in Exchange for Securities Agreement
                    with Laura Wellington, dated July 23, 2004
Exhibit 11*         Statement re: computation of per share earnings is hereby
                    incorporated by reference to "Financial Statements" of Part
                    I - Financial Information, Item 1 - Financial Statements,
                    contained in this Form 10-QSB.
Exhibit 31.1*       Certification of Chief Executive Officer Pursuant to
                    Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 31.2*       Certification of Principal Financial Officer Pursuant to
                    Securities Exchange Act Rule 13a-14(a)/15d-14(a)
Exhibit 32.1*       Certification of Chief Executive Officer Pursuant to
                    Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section
                    1350
Exhibit 32.2*       Certification of Principal Financial Officer Pursuant to
                    Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section
                    1350
---
* Filed herewith.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEAK ENTERTAINMENT HOLDINGS, INC.

                                            By:  /s/ WILFRED SHORROCKS
                                               ---------------------------------
                                            Wilfred Shorrocks,
                                            Chairman and Chief Executive Officer

                                            Dated:  August 26, 2004


                                            By:  /s/ NICOLA YEOMANS
                                               ---------------------------------
                                            Nicola Yeomans
                                            Principal Financial Officer

                                            Dated:  August 26, 2004