Form 10QSB
period 2004-09-30
PEAK ENTERTAINMENT HOLDINGS INC
filed 2004-12-16
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                        Commission file number: 33-18143

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

As of December 13, 2004, we had 29,040,955 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                        PEAK ENTERTAINMENT HOLDINGS, INC.
                                AND SUBSIDIARIES

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements for the Quarters Ended September 30, 2003
            and 2004                                                          3
         Consolidated Balance Sheets                                          3
         Consolidated Statements of Operations                                4
         Consolidated Statements of Comprehensive Loss                        5
         Consolidated Statements of Cash Flows                                6
         Notes to Consolidated Financial Statements                           7
Item 2.  Management's Discussion and Analysis                                20
Item 3.  Controls and Procedures                                             34

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   35
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         35
Item 5.  Other Information                                                   36
Item 6.  Exhibits                                                            37

Signatures                                                                   38

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                        December 31,  September 30, 2004
                                                            2003          unaudited
                                                        -----------      -----------
ASSETS
Current Assets
--------------
Cash and cash equivalents                               $   152,339      $    16,133
Accounts receivable                                          34,620           51,453
Inventories of finished goods                               236,007          184,442
Other current assets                                        588,439        1,233,051
                                                        -----------      -----------
Total current assets                                    $ 1,011,405      $ 1,485,079

Deferred professional fees                                  335,833          238,335
Plant and equipment, net                                    198,245          188,570
Intangible assets, net of amortization                    2,079,716        4,898,282
                                                        -----------      -----------
                                                        $ 3,625,199      $ 6,810,266
                                                        ===========      ===========
LIABILITIES AND  STOCKHOLDERS' DEFICIT

Current Liabilities
-------------------
Short term borrowings                                   $   582,786      $   308,174
Advances from factor                                          1,437               --
Accounts payable                                          1,209,339        2,104,447
Stockholders' advances account                              916,634          781,107
License fees payable                                        457,715          898,530
Other accrued liabilities                                 1,325,524          741,361
                                                        -----------      -----------
Total current liabilities                               $ 4,493,435      $ 4,833,619

Long Term Liabilities
---------------------
License fees payable                                      1,078,009        3,119,593
Convertible debentures                                      754,774          245,941
Deferred income                                                  --          754,416
                                                        -----------      -----------
Total long term liabilities                             $ 1,832,783      $ 4,119,950

Stockholders' Deficit
---------------------
Common stock, par value $0.001 - 900,000,000 shares
  authorized,  29,040,955 and 21,774,212 issued and
  outstanding                                           $    21,777      $    29,040
Additional paid in capital                                1,650,841        4,576,739
Retained deficit                                         (3,933,998)      (6,336,922)
Other comprehensive income                                 (439,639)        (412,160)
                                                        -----------      -----------
Total stockholders' deficit                              (2,701,019)      (2,143,303)
                                                        -----------      -----------
                                                        $ 3,625,199      $ 6,810,266
                                                        ===========      ===========

For the purposes of calculating earnings per share, the Company has retroactively restated its outstanding common stock based upon the stock split declared on April 22, 2003.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             3 months ended   3 months ended    9 months ended    9 months ended
                                              September 30,    September 30,     September 30,     September 30,
                                                  2003             2004              2003              2004
                                             ------------      ------------      ------------      ------------
Revenue
  Character related consumer products              95,115           103,118           425,307           138,867
   Licensing arrangements                          42,508            35,356            89,953           109,147
                                             ------------      ------------      ------------      ------------
Net revenue                                       137,623           138,474           515,260           248,014

Cost of Revenue
   Cost of goods sold                              34,056           101,418           228,011           186,332
                                             ------------      ------------      ------------      ------------
Total cost of revenue                              34,056           101,418           228,011           186,332

Gross profit                                      103,567            37,056           287,249            61,682

Operating expenses
   Selling, general and administrative            520,630           505,452         1,701,408         2,104,581
   Depreciation and amortization                   44,257            87,136           127,098           339,392
                                             ------------      ------------      ------------      ------------
Total operating expenses                          564,887           592,588         1,828,506         2,443,973
                                             ------------      ------------      ------------      ------------

Loss from operations                             (461,320)         (555,532)       (1,541,257)       (2,382,291)

Gain/(loss) on settlement of convertible
   debentures and accrued interest                     --          (434,800)               --           443,376

Foreign exchange gain/(loss)                       38,605           (26,720)           70,600             9,092

Interest expense                                 (233,192)         (127,077)         (460,874)         (473,101)
                                             ------------      ------------      ------------      ------------
Net loss                                     $   (655,907)     $ (1,144,129)     $ (1,931,531)     $ (2,402,924)
                                             ============      ============      ============      ============

Basic and diluted net loss per share         $      0.031      $      0.042      $      0.095      $      0.097

Weighted average common shares
 outstanding                                   21,190,879        26,928,879        20,321,395        24,898,303
                                             ============      ============      ============      ============

For the purposes of calculating earnings per share, the Company has retroactively restated its outstanding common stock based upon the stock split declared on April 22, 2003.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                             3 months ended   3 months ended    9 months ended    9 months ended
                                              September 30,    September 30,     September 30,     September 30,
                                                  2003             2004              2003              2004
                                             ------------      ------------      ------------      ------------
Net loss                                     $   (655,907)     $ (1,144,129)     $ (1,931,531)     $ (2,402,924)

Cumulative translation adjustment                 (40,193)           38,850          (103,048)           27,479
                                             ------------      ------------      ------------      ------------
Comprehensive loss                               (696,100)       (1,105,279)       (2,034,579)       (2,375,445)
                                             ============      ============      ============      ============



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine months
                                                         ended September 30
                                                    ---------------------------
                                                        2003            2004
Cash flows from operating activities:

Net loss                                            $(1,931,531)    $(2,402,924)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                              9,941          13,985
Amortization of intangible assets                       117,157         106,360
Foreign exchange gain                                   (70,600)         (9,092)
Amortization of discount on debentures                  348,411         245,941
Gain on settlement of debentures                             --        (443,376)
Non-cash common stock expenses                           65,664              --
Non-cash professional and consulting fees                    --         713,695
Loss on sale of intangibles                                  --          65,222

Changes in working capital:

Accounts receivable                                     (87,295)        (16,270)
Inventories                                             (17,556)         55,400
Other current assets                                    (89,133)        (83,009)
Accounts payable and other accrued liabilities        1,039,877       2,134,102
                                                    -----------     -----------
Net cash used in operating activities                  (615,065)        380,034
                                                    ===========     ===========
Cash flows from investing activities:

Purchase of plant and equipment                         (76,552)         (4,456)
Purchase of intangibles                                 (43,021)     (2,060,244)
Disposal of intangibles                                      --         145,635
Issue of debentures                                          --       2,024,000
Settlement of debentures                                             (1,000,000)
                                                    -----------     -----------
Net cash used in investing activities                  (119,573)       (895,065)
                                                    ===========     ===========
Cash flows from financing activities:

Short term borrowings, net                                 (418)       (218,460)
Stockholders' advances account                          (77,872)         44,420
Advances from factor, net                                 2,239              --
Convertible debenture                                   785,000              --
Issue of common stock shares                                 --         350,000
Issue of common stock purchase warrants                      --         150,000
                                                    -----------     -----------
Net cash provided from financing activities             708,949         262,960
                                                    ===========     ===========
Cumulative translation adjustment                        27,412         115,865
                                                    ===========     ===========
Increase in cash and cash equivalents                     1,723        (136,206)
Cash and cash equivalents, beginning of period            9,870         152,339
                                                    -----------     -----------
Cash and cash equivalents, end of period            $    11,593     $    16,133
                                                    ===========     ===========
Supplemental disclosure of cash flow information
Interest paid                                               666           1,300
                                                    ===========     ===========
Purchase of licenses through issuance of long
term liabilities                                          8,336       1,733,685
                                                    ===========     ===========
Accounting for reverse acquisition                      208,500              --
                                                    ===========     ===========
Issuance of shares in settlement of liability                --         443,500
                                                    ===========     ===========

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

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

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the financial statements, at September 30, 2004 and for the nine months then ended, the Company has suffered recurring losses, negative cash flows from operations, negative working capital, an accumulated deficit of $6,336,922 and a stockholders' deficiency of $2,143,303. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has developed a business plan to increase revenue by capitalizing on its integrated media products. However, the Company must obtain funds from outside sources in fiscal 2004 and 2005 to provide needed liquidity and successfully implement its business plan. During the quarter ended September 30, 2004, $500,000 was raised from the sale of common stock and common stock purchase warrants. Presently, the Company has no firm commitments from outside sources to provide further funds. These factors raise substantial doubt about the Company's ability to continue in existence. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty. While the Company is optimistic that it can execute its revised business plan, there can be no assurance that:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (B)      Interim Financial Information

                  In the opinion of management, the interim financial information as of September 30, 2004 and for the nine months ended September 30, 2003 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

                  Basic and diluted earnings per share are the same during the quarters ended September 30, 2003 and 2004 as the impact of dilutive securities is antidilutive. There are 7,050,000 warrants to purchase shares of the Company's common stock outstanding as of September 30, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

3        SHORT TERM BORROWINGS

         On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was originally due on January 10, 2003. The debt has not been repaid and is due upon demand. Accordingly, the debt and all accrued interest totalling $298,634 is included in short term borrowings. The debt is collateralized by certain inventory of the Company's subsidiary, Jusco UK Ltd.

         In November 2003, the Company borrowed $250,000 from an individual lender. There were no terms for repayment and no interest was charged to the Company during the quarter. On April 28, 2004, the Company entered into an agreement whereby it exchanged the debt of $250,000 for 500,000 shares of common stock. See note 9.

4        SIGNIFICANT CURRENT ASSETS AND LIABILITIES

         Included  within  current  assets  and  current   liabilities  are  the
         following significant balances:

                                                December 31,  September 30, 2004
                                                    2003          unaudited
                                                 ---------       ---------
         Other current assets

         Prepaid consulting                        153,990          39,668
         Accrued royalty income                     88,925         667,495
         Monies in Escrow                          276,379         400,000
         Other current assets                       69,145         125,888
                                                 =========       =========
                                                   588,439       1,233,051
                                                 =========       =========
         Accounts payable
         UK professional fees                      182,866         338,234
         US professional fees                           --         104,857
         Stock supplies - Countin' Sheep           164,355              --
         TV animation costs - Monster Quest        119,720              --
         Wumblers post production costs                 --         848,572
         Other accounts payable                    742,398         812,784
                                                 =========       =========
                                                 1,209,339       2,104,447
                                                 =========       =========
         Other accrued liabilities
         Consultancy fees                          188,521         246,518
         Wumblers pilot show costs                 271,954              --
         Deferred royalties income                  68,734          88,111
         Sales and payroll taxes                   193,084         170,425
         Debenture interest                        120,424          77,212
         Legal fees                                 97,753              --
         Other accrued liabilities                 385,054         159,095
                                                 =========       =========
                                                 1,325,524         741,361
                                                 =========       =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

5        CONVERTIBLE DEBENTURES

         Convertible debentures are comprised of the following as at September 30, 2004:

         Old convertible debentures                                           $
         Balance at December 31, 2003                                   754,774
         Settlement and release agreement                              (754,774)
                                                                       ========
         New convertible debentures:
         Amortized debt discount quarter ended March 31, 2004           120,424
         Amortized debt discount quarter ended June 30, 2004            128,586
         Released on conversions during quarter ended September
           30, 2004                                                     (90,104)
         Amortized debt discount quarter ended September 30, 2004        87,035
                                                                       --------
         Balance at September 30, 2004                                  245,941
                                                                       ========

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

         Terence Herzog and Michael Schenkein are deemed to be related parties as they are principals of Agora Capital Partners Inc, a management consulting company. They are directors of Peak Entertainment Holdings, Inc. Terence Herzog is a shareholder of Peak Entertainment Holdings, Inc. In December 2004, Mr. Herzog and Mr. Schenkein resigned as directors of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

6        TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         During the period the company had the following transactions with its related parties:

         a)       Wilfred and Paula Shorrocks

                  i)       Movements on stockholders' advances account

                           Balance due by the Company, December
                             31, 2003                                 $ 916,634
                           Cash advances                                 44,420
                           Repayments                                  (129,737)
                           Foreign exchange loss                        (50,210)
                                                                      ---------
                           Balance due by the Company at September
                             30, 2004                                 $ 781,107
                                                                      =========

                           Interest amounting to $9,443 has been accrued during the period.

                           On March 24, 2004, the Company signed a promissory note which established a repayment schedule for the amounts advanced by the stockholders. The amount advanced is to be repaid in instalments of $25,000 on January 31, 2005, May 31, 2005, September 30, 2005,
                           December 31, 2005, March 31, 2006 and September 30, 2006 and instalments of $100,000 on March 31, 2007 and September 30, 2007, with any balance to be repaid in full on January 31, 2008.

                           Interest will accrue commencing July 1, 2005 on any unpaid balance, at 8% per annum.

                           The promissory note provides for earlier repayment of
                           any  unpaid   balance   subject  to  various   future
                           financial results of the Company.

                  ii)      License agreement

                           On April 30, 2002, the Company entered into a license agreement with Wilfred and Paula Shorrocks whereby the Company acquired the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement the Company has undertaken to pay to Wilfred and Paula Shorrocks a guaranteed minimum royalties amount of US $1,000,000, with the agreement treated for accounting purposes as due to expire on December 31, 2023. On April 14, 2004, the Company entered into an amendment of the license agreement which established a minimum quarterly royalty payment of $12,500 beginning September 30, 2004. This liability is included in licence fees payable and the related asset is included in intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004


6        TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

                  ii)      License agreement (continued)

                           On February 25, 2002, the Company entered into a license agreement for rights to Monsters In My Pocket from Morrison Entertainment Group, Inc., in which Wilfred and Paula Shorrocks were also parties. Pursuant to the agreement, Wilfred and Paula Shorrocks are individually entitled to a certain percentage of the revenues. The Company is entitled to 10% of the revenues from the United States, 35% of the revenues from the United Kingdom, and 40% of the revenues from other territories. Morrison Entertainment Group is entitled to 60% of the
                           revenues  from  the  United  States,   32.5%  of  the
                           revenues from the United Kingdom, and 30% of the revenues from other territories. The Shorrocks are entitled  to 30%  of the  revenues  from  the  United
                           States,   32.5%  of  the  revenues  from  the  United
                           Kingdom, and 30% of the revenues from other territories. The revenue allocation refers to revenues from character and merchandise licensing and sales activities, and the allocation is to be adjusted for entertainment production financing terms. In October 2004, Morrison Entertainment Group sent the Company a notice terminating any and all agreements with the Company.

         b)       Terence Herzog and Michael Schenkein

                  i)       Consulting services

                           From March 2003 through June 2004, Agora Capital Partners Inc, through Terence Herzog and Michael Schenkein, has provided management consulting services to the Company. The Company paid aggregate fees for such consulting services as follows:

                                              3 months          3 months         9 months          9 months
                                       ended September   ended September  ended September   ended September
                                              30, 2003          30, 2004         30, 2003          30, 2004
                           Consulting          $20,000              $nil          $46,000              $nil
                                               =======            ======           ======            ======

7        WARRANTS

         On July 24, 2003, pursuant to a consulting agreement with POW! Entertainment LLC and Stan Lee, the Company issued to POW warrants to purchase 750,000 shares of the Company's common stock which are exercisable for five years at $0.35 per share in exchange for consulting services to be provided over a three year term. Warrants to purchase 375,000 shares of common stock vested upon execution of the consulting agreement, and the remaining warrants to purchase 375,000 shares of common stock vested on July 24, 2004. POW has the right to demand registration of the shares of common stock underlying the warrant at the Company's expense, although no demand had been received at the date of this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

7        WARRANTS (CONTINUED)

         The warrants have been valued using the Black-Scholes Option Model. The value of the warrants that vest immediately was $390,000 on the date of grant. The value of these warrants has been recorded as deferred professional fees and will be amortized to earnings ratably over the three year service period.

         The value of the warrants that were subject to future vesting, and vested on July 24, 2004, were determined at the end of each reporting period. The Company recorded the expense for each quarter based on the value of the warrants at the end of each reporting period. For the quarter ended June 30, 2004, the Company has recorded an expense of $10,918 related to these warrants, and for the six months ended June 30, 2004, the Company recorded an expense of $9,295.

         On July 15, 2003, pursuant to a consulting agreement with Mr Jack Kuessous, the Company issued to Mr Kuessous warrants to purchase 240,000 shares of the Company's common stock with an exercise price of $1.20 per share in exchange for consulting services over a one year period. The warrants vested immediately upon execution of the consulting agreement. The warrants have been valued using the Black-Scholes Option Model and had a value of $263,983 on the date of grant. The value of these options have been recorded as a current asset and have been fully amortised to earnings.

         On December 17, 2003, the exercise price of the warrants held by Mr. Kuessous was changed from $1.20 per share to $0.50 per share. The amount to be expensed over the remaining service period related to the $1.20 warrants will be the remaining unamortized fair value of the $0.50 warrants as of December 17, 2003, plus the amount by which the fair value of the $1.20 warrants valued as of December 17, 2003 is greater than the fair value of the $0.50 warrants immediately before the terms were modified. The Company used the Black-Scholes Option Model and determined that the value of the $0.50 warrants immediately prior to the conversion of the terms was essentially the same as the $1.20 warrants granted on December 17, 2003. Accordingly, the Company has now fully amortized the original value of $263,983..

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

7        WARRANTS (CONTINUED)

         On January 5, 2004, the Company completed a "Settlement Agreement and Release" with former holders of 12% convertible debentures. Under the agreement, the Company exchanged $1,000,000 and 1,000,000 shares of unregistered common stock in return for the surrender of an aggregate of $215,000 principal amount of 12% convertible debentures, accrued interest and warrants to purchase 645,000 shares of common stock, issued pursuant to a "Securities Purchase Agreement" dated as of February 28, 2002, and an aggregate of $785,000 principal amount of 12% convertible debentures, accrued interest and warrants to purchase
         1,570,000  shares of common  stock,  issued  pursuant to a  "Securities
         Purchase Agreement" dated as of April 22, 2003. The $1,000,000 consisted of $500,000 paid on January 5, 2004 and $500,000 in promissory notes, which was subsequently paid on March 22, 2004. The agreement provides that, after a period of thirteen months from January 2004, all of the 1,000,000 shares of common stock still owned at that time by the former debenture holders may be put to the Company at a price $0.75 per share, on an all-or-none basis, for a one month period. The Company also paid for $10,000 of the former debenture holders' legal fees and expenses in connection with the transaction.

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

         On January 5, 2004, the Company entered into "Securities Purchase Agreements" with four accredited investors. Pursuant to the agreements, the Company sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchase warrants, exercisable for five years at $0.50 per share. The purchase price totalled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. The conversion price may be adjusted downward for issuances of securities by the Company at prices below the lower of $0.50 per common share, or fair market value for such securities as determined at the time of issuance. Annual interest payments on the debentures are due on January 7 of each year, commencing with January 7, 2005. At the option of the Company, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause the Company to issue common stock in exchange for interest. Unless upon 75 days prior written notice, the debenture and warrant holder may not convert the debentures or warrants for shares of common stock to the extent that such conversion would cause it to beneficially own 4.9% or more of our then issued and outstanding common stock. After the tenth consecutive business day in which the common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

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

         During the quarter to September 30, 2004, $541,000 of the 8% convertible debentures were converted at $0.30 per share into 1,805,000 shares of common stock. A loss on conversion of $481,395 has been recognized during the quarter.

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

         On September 28, 2004, the Company entered into a "Securities Purchase Agreement" with three accredited persons. Pursuant to the agreements, the Company sold 1,666,666 shares of common stock and 1,750,000 common stock purchase warrants, exercisable for three years at $0.50 per share, for the aggregate purchase price of $500,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

7        WARRANTS (CONTINUED)

         Prior to the termination date, the warrant shall be callable, under the circumstances described below, at the discretion of the company, for $0.10 per warrant. The Company's right to call shall be exercisable commencing upon the day following the tenth consecutive business day during which the Company's common stock has traded at prices of, or in excess of, $1.75 per share, subject to adjustment for stock splits, dividends, subdivisions, reclassification and the like, with weekly volume of such trading being in excess of the total number of shares represented by this warrant. In the event the Company exercises its right to call the warrants, the Company shall give the Holder written notice of such decision. In the event that the Holder does not exercise all or any part of the warrants or the Company does not receive the warrant from the Holder within 30 days from the date on the notice to the Holder of the Company's intension to redeem the warrant, then the warrant shall be deemed canceled, and the holder shall not be entitled to further exercise thereof or to the redemption fee.

         The value of the stock and warrants is made more difficult due to the call provision of the warrant, which reduces the value of the warrant. The Company recognizes that due to the call provision it is inappropriate to value the warrant using the Black-Scholes Option Model. The Company has calculated the fair value of the common stock at a price of $0.21 per share, being the trading price at September 28, 2004. The remaining proceeds of $150,000 have been allocated as the value of the warrants at the date of the grant.

8        SHARE TRANSACTIONS

         On February 11, 2004, the Company entered into a financial advisor agreement with Ameristar International Capital, Inc. It issued 100,000 shares of common stock as an initial equity fee pursuant to the agreement. These shares had a fair value of $43,000 at the date of grant. The Company has recorded the value of the common stock as an expense, as there is no continuing benefit.

         In 2003, the Company entered into an agreement with William Ivers in connection with business consulting services, relating to the preparation of a written business plan rendered by Mr Ivers. In exchange for these services, the Company agreed to pay $19,012 in cash and issue 16,667 shares of common stock at a future date. On February 12, 2004, the Company issued 16,667 shares of common stock to Mr Ivers at a value of $8,333 at the date of grant. Accordingly, the Company expensed the value of the shares at December 31, 2003 and recorded a corresponding liability.

         In 2003, the Company entered into an agreement with Lou Schneider in connection with business consulting services, related to establishing potential apparel-related licensing relationships with third parties, rendered by Mr Schneider. In exchange for these services, the Company agreed to issue 20,000 shares of common stock at a future date. On February 12, 2004, the Company issued 20,000 shares of common stock to Mr Schneider at a value of $10,000 at the date of grant. Accordingly, the Company expensed the value of the shares at December 31, 2003 and recorded a corresponding liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

8        SHARE TRANSACTIONS (CONTINUED)

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

         On September 1, 2004, the Company entered into a consultancy agreement with CEOcast, Inc. to provide consultancy services for a six month period commencing September 1, 2004, in exchange for 400,000 shares of common stock of the Company. These shares had a value of $44,000 at the date of grant. The Company has expensed $7,333 as consultancy fees during the quarter ended September 30, 2004.

         On August 17, 2004, the Company issued 75,001 shares to Portfolio PR in connection with professional services provided. The shares had a value of $18,750 at the date of the grant. The Company has expensed $33,000 as professional fees during the quarter, and recognized a profit of $17,250 on issue of the shares.

9        REVERSE ACQUISITION

         On April 22, 2003, Palladium Communications, Inc. ("Palladium') (a US public company) issued 19,071,684 shares of its common stock for all of the outstanding common stock of Peak Entertainment Holdings, Inc. Immediately prior to the transaction, Peak Entertainment Holdings, Inc authorized a stock split so that the outstanding shares of common stock were increased from 2 to 19,071,684. Immediately after the transaction, the shareholders of Peak Entertainment Holdings, Inc (Wilf and Paula Shorrocks) owned approximately 90% of the outstanding common stock of Palladium. This transaction has been accounted for as a reverse acquisition of a public shell. The accounting for a reverse acquisition with a public shell is considered to be a capital transaction rather than a business combination. That is, the transaction is equivalent to the issuance of common stock by Peak for the net monetary assets of Palladium, accompanied by a recapitalization. Palladium's net deficit has been recorded at carryover basis and no goodwill was generated in the transaction. The net deficit of Palladium, $215,500, at the time of transaction is included in stockholders' equity. The other side of this transaction is to add $215,500 in liabilities related to convertible debentures to the historical financial statements of Peak Entertainment Holdings Inc. The historical financial statements of the "registrant" become those of Peak Entertainment Holdings, Inc. Subsequent to the transaction, Palladium changed its name to Peak Entertainment Holdings, Inc.

10       STOCKHOLDERS' EQUITY

         Immediately following the reverse acquisition on April 22, 2003, the Company entered into an agreement for the issuance of up to $785,000 in convertible debentures and warrants to purchase 1,570,000 shares of the Company's common stock. The Company received $300,000 at the time of execution of the agreement for the issuance of the debentures and warrant and received the remainder of $250,000 on June 26, 2003 and $235,000 on July 11, 2003. The debentures and warrants were subsequently repurchased in January 2004.

         The debentures bore interest at 12%, mature one year from the date of issuance and were convertible at the option of the holder at the lower of $1.00 or 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The warrants were exercisable for five years at $0.31 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004, AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004

10       STOCKHOLDERS' EQUITY (CONTINUED)

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

         On February 28, 2002, Palladium, the predecessor to Peak Entertainment Holdings, Inc entered into an agreement pursuant to which Palladium issued $215,000 in convertible debentures and issued warrants to purchase 645,000 shares of the Company's common stock exercisable for five years at $0.31 per share. These debentures and warrants were subsequently repurchased in January 2004.

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

         On July 23, 2004, the Company entered into an agreement with Laura Wellington, whereby it exchanged a debt of $194,000 owed to Ms Wellington in exchange for 388,000 shares of common stock. The total value of the common stock at the date of the grant was $194,000 compared with the $194,000 carrying value of the debt, so there was no additional expense.

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

The quarter ended September 30, 2004 continued to be an extremely difficult time for the Company. The Company had very little operating capital to fund the production of planned television shows, and focused on raising capital from third parties to fund the production of the television shows. The Company experienced difficulty in raising capital from potential capital sources.. The Company believes that this difficulty was initially due to the terms of 12% convertible debentures outstanding in 2003, which contained terms very favorable to the debenture holders, and made potential financiers reluctant to provide capital to the Company. Accordingly, the Company entered into discussions with the debenture holders and repurchased those debentures in January 2004.

Though the Company successfully replaced the 12% convertible debenture and has had limited success in raising short term working capital. In 2004, the Company raised an aggregate of $2,500,000 which it applied to working capital and the payment of certain creditors. However, the Company continues to experience difficulty in raising the Company's requirements to fully fund production of its planned television shows, which in turn, has delayed and compromised the Company's ability to license intellectual property rights and sell toys and merchandise based on the television shows.

With its limited available capital, the Company has produced initial episodes or pre-production material across several of its television shows and the Company believes that it will now be viewed more favorably by potential capital sources and believes that it should have better success in raising much needed capital to fund full production of the planned television shows.

Further the Company has diversified the way in which it seeks to finance some of its televisions show production budgets, and during this year has focused on third party co-production financing. The delay in obtaining from, and limited capital provided by, third party co-production financiers has delayed our planned production timetable, but has been successful in significantly reducing the internal cash expenditure of Peak.

The Company has invested over $600,000 via Silly Goose Company LLC from private U.S. investors via third party financing of The Wumblers and we are expecting the balance of the production budge ($2,500,000) will be secured via further investment from Silly Goose. We are also negotiating a potential debt financing deal with Persistence of Vision Sdn Bhd (POV) and the Malaysian Government to fund our $7.1m production budget for Monster Quest. Additionally, the Faireez consortium lead by Moody Streets has raised over $3,000,000 for the Faireez production budget leaving Peak to only find just over $1,000,000 to complete the anticipated funding for the Faireez project.

The Company still has to raise the balance of the capital for the shows in order to complete production in earnest and it is still a factor that until the Company raises sufficient capital to produce its planned television shows, the Company does not expect to generate any significant revenues from any of its lines of business. If the Company is unable to raise capital to produce its television shows, the Company intends to continue to alter its business plan to focus on licensing its intellectual property to third parties, and on the sale of toys and consumer goods.


RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED WITH SEPTEMBER 30, 2003

REVENUES

Consolidated net revenues increased to $138,474, or 0.62%, for the three months ended September 30, 2004 from $137,623 for the same period in 2003. Consolidated net revenues decreased to $248,014, or 52%, for the nine months ended September 30, 2004 from $515,260 for the same period in 2003. A breakdown of revenues by our business divisions is set forth in the tables below.

------------------------------------------- ------------------------ ----------------------- -------------------------
Division                                       2003 3rd Quarter         2004 3rd Quarter      % Increase/(Decrease)
                                                    Revenue               Revenue ($)
                                                      ($)
------------------------------------------- ------------------------ ----------------------- -------------------------
Entertainment/ Production                             Nil                     Nil                      n/a
------------------------------------------- ------------------------ ----------------------- -------------------------
Licensing Arrangements                              42,508                   35,356                   (17%)
------------------------------------------- ------------------------ ----------------------- -------------------------
Character Related Consumer Products                 95,115                  103,118                     8%
------------------------------------------- ------------------------ ----------------------- -------------------------
         Total Revenues                             137,623                 138,474                   0.61%
------------------------------------------- ------------------------ ----------------------- -------------------------

------------------------------------------- ------------------------ ----------------------- -------------------------
Division                                      2003 Nine Months to     2004 Nine Months to     % Increase/(Decrease)
                                               September 30 2003       September 2004 ($)
                                                      ($)
------------------------------------------- ------------------------ ----------------------- -------------------------
Entertainment/ Production                             Nil                     Nil                      n/a
------------------------------------------- ------------------------ ----------------------- -------------------------
Licensing Arrangements                              89,953                  109,147                    21%
------------------------------------------- ------------------------ ----------------------- -------------------------
Character Related Consumer Products                 425,307                 138,867                   (67%)
------------------------------------------- ------------------------ ----------------------- -------------------------
Total Revenues                                      515,260                 248,014                   (51%)
------------------------------------------- ------------------------ ----------------------- -------------------------

The decrease in total revenue is primarily attributable to the inability of the Company to generate revenues from the sale of consumer products associated to its television shows. Such activitieshave been limited due to delays in obtaining requisite financing for the production of the Company's planned television shows. While the Company has been in negotiations to secure funding for its animation projects through various sources, none of which have yet been fully realized.

Revenues from licensing decreased 16% to $35,356 in the three months ended September 30, 2004 from $42,508 in the three months ended September 30, 2003. Revenues from licensing increased to $109,147 or 21% for the nine months to September 30, 2004, from $89,953 for the same period in 2003.

In the three months ended September 30, 2004, the revenues for our consumer products division increased 8% for the three months ended September 30, 2004 and decreased 67% for the nine months ended September 30, 2004, primarily due to the main focus for this period being on the raising of capital, and the sales of inventory and products launched in 2003 having been short term cash generating projects. It is the Company's intention to begin aggressively marketing its toy products associated to its television projects once adequate financing has been obtained for the production of the television shows. The Company has negotiated various representation agreements with licensees, and attended worldwide trade shows and retail presentation to raise the profile of the Company's products in order to seed the markets in anticipation of the televisions show launches. Sales in 2003 were generated from sales of toy related inventory acquired as part of our acquisition of Jusco Toys Ltd along with its principal consumer products activities, which was focused primarily on our collector `gift' concept, Countin' Sheep. This product was sold primarily in the United Kingdom. We expect to build on this initial base by appointing Impact as our distributor domestically and Cadaco (USA) internationally to build on this concept and we are also in the process of producing a direct to DVD/video series to launch in early 2005 in the UK, USA and Australia. [

In 2003, the Company was in the early production stages of three television shows, and the Company expects to remain in the production stages of the shows in 2004 and early 2005. Until the Company has completed production of the shows and is in position to generate revenues from the sales of broadcast rights for the shows, the Company does not have an adequate basis for projecting revenues, nor identifying trends or demands. This applies for all main lines of the Company's business, as the Company's business is expected to be centered around its television shows.

COST OF REVENUE

For the three months ended September 30, 2004, cost of revenues was $101,418 as compared to $34,056 for the same period in 2003, a increase of 198%. For the nine months ended September 30, 2004, cost of revenues was $186,332 as compared to $228,011 for the same period in 2003, a decrease of 18%. The decrease in cost of revenues is attributable to a decrease in costs associated with the production consumer goods. Cost of revenues as a percentage of revenues increased to 73% in the three months ended September 30, 2004 as compared to 25% in the same period in 2003. Cost of revenues as a percentage of revenues increased to 75% in the nine months ended September 30, 2004 as compared to 44% for the same period in 2003. This was attributable to the decrease in revenues for the three and nine months ended September 30, 2004, and therefore lower costs being attributable as a result. The significant revenues and costs have been related to consumer products. We do not envisage that this is a steady decline in the sale of consumer products, but the lack of associated television show activity to drive this division forward is a major factor effecting this division.

The Company anticipates that its cost of revenue with respect to its entertainment division and its consumer product division will increase significantly in 2005, as the Company enters into the production stages of more television show episodes and increases marketing efforts for the sale of consumer goods. It is anticipated that the cost of revenue for our television shows will initially increase in relation to our entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred. Since costs for our entertainment division comprise mostly of non-recurring episode production costs, we expect such costs to decrease as a percentage of revenues as we distribute the shows and generate revenues from more and more markets. It is anticipated that the cost of revenue for our consumer products will increase in direct relation to an increase in revenues.

GROSS PROFIT

Gross profit for the three months ended September 30, 2004 was $37,056, or 27% of revenues, as compared to $103,567 or 75% of revenues, for the same period in 2003. Gross profit for the nine months ended September 30, 2004 was $61,682, or 25% of revenues, as compared to $287,149 or 56% of revenues, for the same nine month period in 2003.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs were $505,452 for the quarter ended September 30, 2004 compared to $520,630 for the same period in 2003. Selling, general and administrative costs were $2,104,581 for the nine months ended September 30, 2004 compared to $1,701,408 for the same nine month period in 2003. The following table summarizes the costs incurred for the three and nine months ended September 30, 2004.

------------------------------- ------------------------ ---------------------- ------------------ -------------------
Operation                            Three Months            Three Months          Nine Months        Nine Months
                                      Expense ($)           % of Total Cost        Expense ($)      % of Total Cost
------------------------------- ------------------------ ---------------------- ------------------ -------------------
Traveling and Entertaining              33,161                    4%                 106,454               7%
------------------------------- ------------------------ ---------------------- ------------------ -------------------
Employee Compensation                   118,924                   14%                243,511              15%
------------------------------- ------------------------ ---------------------- ------------------ -------------------
Legal and Professional                  457,126                   56%                806,774              51%
------------------------------- ------------------------ ---------------------- ------------------ -------------------
General Cost                            211,786                   26%                419,385              27%
------------------------------- ------------------------ ---------------------- ------------------ -------------------

------------------------------- ------------------------ ---------------------- ------------------ -------------------
TOTAL                                   820,997                  100%               1,576,124             100%
------------------------------- ------------------------ ---------------------- ------------------ -------------------

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

DEPRECIATION AND AMORTIZATION. Depreciation for the quarter ended September 30, 2004 was $87,136 as compared to $44,257 for the same period in 2003. The increase is in direct relationship with the treatment of the amortization on warrants that have been issued and the same for the treatment of the amortization on the intangible fixed assets. Depreciation for the nine months ended September 30, 2004 was $339,392 as compared to $127,098 for the same nine month period in 2003. Also included within these costs for the nine month period ending September 30,2004 were fees relating to various warrants that are amortized using the Black-Scholes Pricing Model.

NET LOSS

Net operating loss for the quarter ended September 30, 2004 was $555,532 as compared to $461,320 for the same period in 2003. Net operating loss for the nine months ended September 30, 2004 was $2,382,291 as compared to $1,541,257 for the same nine month period in 2003.

Net loss increased from $655,907, or $0.031 loss per share, in the three months ended September 30, 2003 to $1,144,129, or $0.042 loss per share, in the three months ended September 30, 2004. The increase in net loss is significantly attributable to the reduction in total revenue and the amortization of the various warrants under the Black Scholes Pricing Model and along with the interest charges that have been accrued for the convertible debentures issued in January 2004.

Net loss increased to $2,402,924, or $0.092 loss per share, in the nine months ended September 30, 2004 from $1,931,531 or $0.095 loss per share, for the same nine month period in 2003. The net loss is largely attributable to the reduction in total revenue and the amortization of the various warrants under the Black Scholes Pricing Model. Included in net loss for the nine month period ended September 30, 2004 is a gain on the settlement of the convertible debentures and the write off of the interest incurred being $883,033. The Company benefited from foreign exchange gains by $35,812 as a result of the strong pound ((pound)) against the US dollar ($),

LIQUIDITY AND CAPITAL RESOURCES

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

We believe that we will need operating capital of approximately $2,000,000 in the next twelve months to maintain our current operations, and operating capital of approximately $5,500,000 in the next twelve to twenty four months to complete our planned entertainment projects already in the pre-production and production stages.

As of September 30, 2004, we had commitments for capital and other expenditures aggregating $8,953,569 included in current and long term liabilities, payable over a maximum 20 year period, that are summarized in the following table.

-------------------------- --------------------- ------------------------- ------------- -----------------------------
CONTRACTUAL                LIABILITY             AGREEMENT TERMS           AMOUNT        NOTES
OBLIGATIONS                AS OF SEPTEMBER 30,                             PAYABLE
                           2004                                            IN 2004
-------------------------- --------------------- ------------------------- ------------- -----------------------------
Short term loan -          $257,751              20% interest per annum,   $257,751      Seeking to negotiate a plan
CK Supermarkets                                  secured by certain        plus          for repayment, funded in
                                                 inventory                 interest      part by selling inventory,
                                                                                         and in part, through the
                                                                                         issuance of securities.

Other Short Term           $50,423               N/A                       $50,423
-------------------------- --------------------- ------------------------- ------------- -----------------------------
Accounts Payable -         $2,104,447            Various (composed         $2,104,447    All current liabilities are
Various                                          significantly of                        within the contract terms
                                                 various ordinary                        as renegotiated or are
                                                 business expenses, as                   under renegotiation.  It is
                                                 well as legal,                          the intention that payment
                                                 accounting, and other                   be made in accordance with
                                                 professional fees).                     amended contract terms.
-------------------------- --------------------- ------------------------- ------------- -----------------------------
Stock holders' advances    $781,107              Subject to promissory     $0            In 2004, we entered into a
account - Shorrocks                              note.                                   promissory note, payable in
                                                                                         installments. First payment
                                                                                         due March 2005 and to be
                                                                                         repaid in full not later than
                                                                                         2008.
-------------------------- --------------------- ------------------------- ------------- -----------------------------
Short Term Licenses        $898,530              Varying royalty           $898,530      Payment terms currently
                                                 terms                                   being renegotiated.
-------------------------- --------------------- ------------------------- ------------- -----------------------------
Debentures - various       $245,941              Discount and interest     $0            Matures in 2007.  First
debenture holders                                on the debenture                        interest payment due in
                                                                                         March 2005.
-------------------------- --------------------- ------------------------- ------------- -----------------------------
Other - including Tax &    $1,495,777                                      $1,495,777
Social security and
accruals
-------------------------- --------------------- ------------------------- ------------- -----------------------------
Long Term Licenses
- Shorrocks                $982,093              10% royalty payable       $25,000       Pay using royalties from
                                                 quarterly in                            licenses to third parties
                                                 perpetuity.                             over the term of the
                                                                                         contract.
                                                                                         In 2004, the Company amended
                                                                                         the license agreement to
                                                                                         establish a minimum quarterly
                                                                                         royalty payment of $12,500
                                                                                         due beginning September 30,
                                                                                         2004.

- Others (Various)         $2,137,500            Various Terms
-------------------------- --------------------- ------------------------- ------------- -----------------------------

TOTAL                      $8,953,569                                      $4,831,928
-------------------------- --------------------- ------------------------- ------------- -----------------------------

You will note that $1,908,504 or 29% of the total commitments as of as of September 30, 2004, is committed to the principals of the Company in promissory notes or long-term licenses and a further 4% is committed to the holders of outstanding debentures.

In addition to the commitments set forth in the table above, we will need to raise substantial capital to finance the production of our entertainment projects:

      o Monster Quest -- Approximately $5 million in the next twelve months to produce 26 episodes of the program.

      o The Wumblers -- Approximately $2,500,000 in the next twelve months to produce 52 episodes of the program.

      o Faireez -- Approximately $1,100,000 in the next twelve months to produce 52 episodes of the program.

We rely on short-term outside funding to meet our short-term liquidity needs, as the internal cash flows generated by sales of our toys and gift products have been insufficient to fully meet our short-term liquidity needs. We anticipate that in fiscal year 2005, we will be in position to meet our short-term and long-term liquidity needs through the internal cash flows generated from broadcast sales from our current entertainment projects, Monster Quest and The Wumblers, which are scheduled for production in 2004. However, our gross profit for the quarter ended September 30, 2004 represented only 0.003 % of our commitments as of September 30, 2004. Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.

SOURCES AND USES OF CASH

For the nine months ended September 30, 2004, the Company had a net operating loss of $2,382,291 and an overall net loss of $2,402,924. At September 30, 2004, the Company had $16,133 in cash and had a working capital deficit of $298,821.

In 2003, the Company did not use or depreciate the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to an enquiry from the Hong Kong Inland Revenue Department. The enquiry concerned the non-submission of certain tax computations to ascertain taxes payable by the prior owners of Jusco Toys. This was unknown to Peak until after we acquired Jusco Toys from the administrators of Just Group Plc. This enquiry has been determined in July 2004 at a cost to the Company of $9,235, and the Company now can utilize the moulds and tooling and depreciate the equipment. The amount was paid in July 2004.

         SOURCES AND USES OF CASH FROM OPERATING ACTIVITIES

For the nine months ended September 30, 2004, cash flows from operating activities resulted in negative cash flows of $380,034. The foreign exchange gain of $9,092 and gain on settlement of convertible debentures of $443,376 were offset by non-cash charges of $1,145,203 for depreciation, amortization of intangible assets, amortization of discount on debentures, non-cash professional and consulting fees, and a loss on sale of intangibles. Cash has benefited due to a decrease of $16,270 in accounts receivable being offset by an increase of $2,134,102 in accounts payable and other accrued liabilities. Cash used in operations included an increase of $83,009 in other current assets.

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

Management expects to satisfy our liquidity needs on a short-term basis through the continuing support of the directors, outside financings, and the subsequent expected sales growth from our various company activities. We anticipate meeting our long-term liquidity needs through the internal cash flows generated by ongoing sales growth from projects such as our current entertainment project Monster Quest. Furthermore, we will attempt to limit our long-term liquidity needs through the continuance of cost control measures applied to our operations.

         SOURCES AND USES OF CASH FROM INVESTING ACTIVITIES

Cash flows from investing activities resulted in negative cash flows of $895,065 in the nine months ended September 30, 2004, a significant increase from cash flows of ($119,573) in fiscal 2003. In the nine months ending September 30, 2004, cash applied to investing activities consisted of $4,456 toward plant and equipment, and $2,060,244 toward purchase of intangibles in the form of license agreements for intellectual property rights. The acquisitions in 2003 were for minor licenses and intellectual property rights.

In 2004, our focus will be on production and investment in new product licenses from third parties. We do not expect to expend significant resources in investing activities in the remainder of 2004.

Cash for our initial start-up expenses was obtained primarily from advances from two of our directors, Wilf and Paula Shorrocks.

         SOURCES AND USES OF CASH FROM FINANCING ACTIVITIES

Cash flows from financing activities resulted in positive cash flows of $262,960 in the nine months ended September 20, 2004, compared to same period in 2003 of positive $708,949. In 2004, the Company intends to continue to rely upon capital raised from third party investors in private placements to fund the Company's operations, as well as any entertainment production financing partners it can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

SHORT TERM BORROWINGS. In 2002, we had net cash provided from short term financing agreements totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At September 30, 2004, the balance was $257,751. The debt was originally due on January 10, 2003. At September 30, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. We are in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As we have previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

STOCKHOLDER ADVANCES. From time to time, Mr. and Mrs. Shorrocks loaned money to the Company to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through September 30, 2004 the Shorrocks loaned to Peak Entertainment an aggregate of $916,634, plus a further $44,420 during 2004. The debt has incurred a foreign exchange loss of $50,210. As of September 30, 2004, the Shorrocks are owed $781,107. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

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

CERTAIN SALES OF SECURITIES IN 2004

On January 5, 2004, we sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchases warrants. The purchase price totaled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes, which were paid in July 2004. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 7 of each year, commencing with January 7, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause us to issue common stock in exchange for interest. The warrants are exercisable at a price of $0.50 per share. After the tenth consecutive business day in which our common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. We agreed to file such a registration statement for the resale of the underlying shares and, in the event that the registration statement was not declared effective within 120 days, to issue, as a penalty, approximately 100,000 shares of common stock for each $500,000 investment for each subsequent month period in which the registration statement had not been declared effective. In September 2004, we issued a total of 275,000 shares to investors as a result of this agreement. In July 2004, debentures in principal amounts totalling $541,500 were converted into 1,805,500 shares of common stock. The remaining $958,500 convertible debentures due January 5, 2007 are protected by security interests in substantially all of our collateral. We will need the approval of the debenture holders in order to grant security interest rights to third parties that are senior to or on par with these debentures. We used $750,000 of the proceeds for the retirement of previously issued 12% debentures discussed above.

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

On March 10, 2004, the Company entered into Securities Purchase Agreements with eleven accredited investors. Pursuant to the agreements, the Company sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for the total purchase price of $500,000. Legend Merchant Group, Inc. acted as the placement agent for these transactions. All of the purchasers were pre-existing customers of Legend Merchant Group. We paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $0.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. We agreed to seek registration of the resale of the shares of common stock and the shares underlying the warrants in the amendment to our registration statement initially filed in February 2004, or in a separate registration statement, and to incur cash and other penalties for late effectiveness of such a registration statement. No such penalties were occurred. We used the proceeds from the sale of securities for working capital purposes.

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

On August 17, 2004, we issued 75,001 shares of common stock to PR Portfolio, our former public relations firm, for services rendered.

On September 28, 2004, we entered into Securities Purchase Agreements with three accredited persons for the sale of 1,666,666 shares of common stock and 1,750,000 common stock purchase warrants, exercisable for three years at $0.50 per share, for the aggregate purchase price of $500,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," SFAS No 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the first interim period beginning after September 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No 149 amends SFAS No. 133 for decisions made by the FASB's Derivatives Implementation Group other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designed after September 30, 2003. The adoption of SFAS 149 did not have material effect on the Company's financial position or results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2004 ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 2002, we entered into an agreement with CK Supermarket to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At September 30, 2004, the balance was $257,751 plus interest. The debt was originally due on January 10, 2003. At March 31, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. We have been and remain in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As we have previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

In connection with our purchase of Jusco Toys Ltd. from the administrators of Just Group Plc in 2002, the Hong Kong Inland Revenue Department instituted a proceeding in January 2003 due to incomplete revenue filings by Jusco Toys occurring before our acquisition of Jusco Toys. This enquiry has been determined in March 2004 at a cost to the Company of $9,235. The amount was paid in July 2004.

On August 13, 2004, in a labor action entitled Thomas Bernard Skahill v. Peak Entertainment Holdings, Inc. before the Labor Commissioner of the State of California, the Company was ordered to pay $24,358.27 in wages, expenses, penalties, and interest in connection with an employment claim. The matter has not been confirmed as a judgment.

On January 26, 2004, we entered into an agreement with POW! Entertainment LLC for the development and exploitation of the property "Tattoo - the Marked Man". We have the worldwide distribution and merchandising rights in perpetuity and the agreement describes a payment of $250,000 to fund project development. The payment was subject to certain deliverables from POW! upon which payment was anticipated to be made on the earlier of August 31, 2004 or ten business days after the effective date of our registration statement filed in February 2004. Stan Lee is to develop the concept, based on characters created by the Shorrocks. The project is geared toward creating a motion picture based on the character. The parties are to share all profits received from the project, after deduction of expenses, and in addition, POW will be entitled any executive producer fees from theatrical and television releases. We have not yet paid the amounts due to POW! under the agreement. We believe that we have meritorious defenses to any potential claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

On August 17, 2004, we issued 75,001 shares of common stock to PR Portfolio, our former public relations firm, for services rendered.

On September 28, 2004, we entered into Securities Purchase Agreements with three accredited persons for the sale of 1,666,666 shares of common stock and 1,750,000 common stock purchase warrants, exercisable for three years at $0.50 per share, for the aggregate purchase price of $500,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. We applied the proceeds to working capital.

ITEM 5. OTHER INFORMATION.

From time to time, Mr. and Mrs. Shorrocks loaned money to Peak Entertainment to fund day-to-day operations, as well as for the acquisition of certain properties. Since company inception through December 31, 2002, the Shorrocks loaned to Peak Entertainment an aggregate of $972,386, and we repaid $78,193 to the Shorrocks in 2002 and $71,206 in 2003. As of December 31, 2003, we owed $916,634 to the Shorrocks. These monies are loaned without interest and do not have a due date, and are due on demand. In March 2004, we gave the Shorrocks an unsecured promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of Peak Entertainment, such as Peak Entertainment obtaining a shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due. As of September 30, 2004, we owed $781,107 to the Shorrocks.

On April 30, 2002, we entered into a license agreement with Wilfred and Paula Shorrocks whereby we acquired from the Shorrocks the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement, we undertook to pay to Wilfred and Paula Shorrocks 10% of the royalties payable quarterly in perpetuity, with a guaranteed minimum royalties amount of $1,000,000. There were no set payment terms in the original license agreement for payment of the minimum royalties. In April 2004, the Company amended the license agreement to establish a minimum quarterly royalty payment of $12,500, to be credited against the guaranteed minimum, due beginning September 30, 2004. Pursuant to the terms of the license agreement, as amended, the Shorrocks elected to defer receipt of the quarterly payment due September 30, 2004.

We entered into an Agreement for the Provision of Co Production Services with Persistence Of Vision Sdn Bhd, dated May 18, 2004, for the co-production of 26 thirty minute episodes of an animated television program for children provisionally entitled "Monster Quest - The Quest." We are providing the intellectual property, format and concept for the television episodes, and Persistence Of Vision will supply the production services. Persistence Of Vision will be paid for its production services. The costs of the production of the episodes is projected to be approximately $3,250,000.

The Company is negotiating a mutual release from the agreements between Morrison Entertainment Group and the Company. whereby the Company intends to produce and promote the Monster Quest production and products under that name and to disassociate itself from Monster In My Pocket. The agreement between the Company and Morrison Entertainment Group for the use of Monster In My Pocket has been terminated. The Company has informed licensees of the discontinuation of the use of Monster In My Pocket, and the Company is in the process of amending all of the Company's existing agreements in this regard. The Company cannot yet predict whether its negotiations with Morrison Entertainment Group will succeed, and if unsuccessful, whether or not litigation between the parties may ensue. In the event of such litigation, the Company believes it has defenses to claims against it, and that its affiliates may have claims against Morrison Entertainment Group.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------

10.1 Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington, dated July 23, 2004 (Incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on August 26,
                  2004)

10.2 Securities Purchase Agreement for $500,000 (Incorporated by reference to Exhibit 4 of Form 8-K filed on October 1, 2004)

10.3*             Agreement for the Provision of Co Production Services Re:
                  "Monster Quest - The Quest" with Persistence Of Vision Sdn Bhd

10.4*             Consultant Agreement with CEOcast, Inc.

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

------
* Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PEAK ENTERTAINMENT HOLDINGS, INC.

Dated:  December 16, 2004                   By:  /s/ WILFRED SHORROCKS
                                                 ---------------------
                                            Wilfred Shorrocks,
                                            Chairman and Chief Executive Officer

Dated:  December 16, 2004                   By:  /s/ NICOLA YEOMANS
                                                 ------------------
                                            Nicola Yeomans
                                            Principal Financial Officer