Form 10KSB
period 2004-12-31
PEAK ENTERTAINMENT HOLDINGS INC
filed 2005-04-15
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                        Commission file number: 33-18143

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

      Issuer's telephone number: 44-1629-814555

      Securities registered under Section 12(b) of the Exchange Act: None.

      Securities registered under Section 12(g) of the Exchange Act: None.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,166,156.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on March 31, 2005 was $4,848,211.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2005, we had 29,220,955 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                EXPLANATORY NOTE

This annual report on Form 10-KSB includes unaudited financial statements for the year ended December 31, 2004. The audit of our financial statements is not complete. Therefore, the audit report on the financial statements is not included in this annual report on Form 10-KSB. Upon the receipt of the audit report, we will file an amended annual report on Form 10-KSB/A to include such report and audited financial statements for the year ended December 31, 2004 as soon as practicable.

Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. However, because no independent registered public accounting firm has opined that the unaudited financial statements included in this annual report present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity for the year ended December 31, 2004 reported in accordance with generally accepted accounting principles in the United States of America, or "GAAP," such statements could be subject to change or the financial information included therein may be materially different from audited financial information. There can be no assurance that such changes or differences would not be significant. Our discussion and analysis of our financial condition and results of operations are based upon these unaudited financial statements.

                        PEAK ENTERTAINMENT HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----

PART I
Item 1.      Description of Business                                                           4
Item 2.      Description of Property                                                           15
Item 3.      Legal Proceedings                                                                 15
Item 4.      Submission of Matters to a Vote of Security Holders                               16

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters                          17
Item 6.      Management's Discussion and Analysis                                              19
Item 7.      Financial Statements (Unaudited)                                                  33
Item 8.      Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure                                                        52
Item 8A.     Controls and Procedures.                                                          54
Item 8B.     Other Information                                                                 54

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
             With Section 16(a) of the Exchange Act                                            56
Item 10.     Executive Compensation                                                            59
Item 11.     Security Ownership of Certain Beneficial Owners and Management                    60
Item 12.     Certain Relationships and Related Transactions                                    62
Item 13.     Exhibits                                                                          63
Item 14.     Principal Accountant Fees and Services                                            67

Signatures                                                                                     68

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General Overview

We are a Nevada corporation named Peak Entertainment Holdings, Inc.

Prior to April 2003, we were known as Palladium Communications, Inc. and we operated a telecommunications business. In April 2003, we sold all of our former telecommunications business and purchased our present entertainment business pursuant to a reverse acquisition with Peak Entertainment Ltd., a United Kingdom registered company.

We only recently began our current business operations on April 22, 2003 when we acquired the business of Peak Entertainment, Ltd. Peak Entertainment Ltd. is a United Kingdom registered company incorporated in November 2001 that conducted a media and entertainment business. In 2001 and through most of 2002, Peak Entertainment Ltd. was in its start-up stages. Peak Entertainment Ltd. began its entertainment activities and licensing activities in about February 2002, and its consumer product activities in about April 2002 and began generating from consumer product sales in the last quarter of 2002.

Our current business is developing, marketing and selling television shows and toy and gift products focused on the children's media and leisure market. We have a limited history of revenues and significant operational losses to date, as well as an accumulated shareholder deficit.

Our current business is to develop, market and sell television shows and toy and gift products focused on the children's media and leisure market. Our primary strength is in the conception and development of character concepts that we believe children will find appealing. Our business objective is to take a character concept and develop the concept into a television show, a movie, a video game, a toy, apparel, or other product. We operate with three principal divisions: entertainment, licensing, and consumer products. Our activities include or will include development, production and distribution of television shows for children, licensing intellectual property rights to our television shows, and the manufacture and distribution of toy and gift products. We are currently working on two television projects, Monster Quest and The Wumblers, which are in various stages of production and not yet ready for airing on television. In 2005, we entered into an agreement with Maverick Entertainment Group Plc, a United Kingdom based company, to represent Maverick Entertainment's broadcast, licensing and merchandising rights to Muffin the Mule, due to air in the United Kingdom in Fall 2005, that has been commissioned by the British Broadcasting Corporation (BBC). Maverick also granted to Peak certain broadcast, licensing and merchandising rights to Snailsbury Tails, which is another BBC commissioned television series that is currently airing in various international territories.

We currently sell the following toy and gift products: Countin' Sheep toy merchandise, and Pretty Pony Club gift pony molds and are developing toy lines for Monster Quest, Muffin the Mule, Snailsbury Tails and The Wumblers television shows in anticipation of their anticipated merchandise launches in early 2006.

Our principal offices are located at Bagshaw Hall, Bagshaw Hill, Bakewell, Derbyshire, United Kingdom, and our telephone number is 44-1629-814555. We maintain a web site at: http://www.peakentertainment.co.uk.

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

On March 31, 2003, we effected a 100 for 1 reverse stock split. As a result of the reverse split, the 211,907,574 shares of our common stock that were issued and outstanding became 2,119,195 shares issued and outstanding.

In April 2003, Palladium Communications sold its telecommunications business to Palladium Consulting Group, LLC for $75,000. The assets sold to Palladium Consulting Group consisted of substantially all of Palladium Communication's assets, including all carrier agreements, sales agent agreements, and equipment. The retained assets included cash and notes receivable. Palladium Consulting Group assumed certain of our liabilities, including our payables for phone systems and equipment and a lease for office facilities. Palladium Communications retained liabilities in connection with outstanding convertible debentures. As a result of the transaction, Palladium Communications had substantially no assets and had significant liabilities, consisting of the retained convertible debentures and accrued interest.

On April 22, 2003, Palladium Communications acquired the business of Peak Entertainment Ltd., together with its subsidiaries. Palladium Communications exchanged 19,071,684 shares of its common stock for all of the shares of Peak Entertainment Ltd. in a transaction viewed as a reverse acquisition. The shares issued to the holders of Peak Entertainment Ltd. constituted 90 percent of our outstanding shares. At the closing of the reverse acquisition, Palladium Communications appointed the principals of Peak Entertainment, Ltd., as officers and directors of Palladium Communications, and the former directors and officers of Palladium Communications resigned.

Upon consummation of the acquisition of Peak Entertainment, Ltd., the founders of Peak Entertainment, Ltd., Wilf and Paula Shorrocks, were appointed directors and officers of Palladium. The former directors and officers of Palladium Communications resigned as of the acquisition date.

On May 14, 2003, Palladium Communications Inc. changed its corporate name to Peak Entertainment Holdings, Inc.

As of December 31, 2004, we had 29,040,955 shares of common stock issued and outstanding.

Business Overview

We develop, market and sell television shows and toy and gift products focused on the children's media and leisure market.

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

Strategy

Our business plan is to develop, market and sell television shows and toy and gift products focused on the children's entertainment market. Our planned activities include the development, production and distribution of television shows targeted for the children's entertainment market, the licensing of intellectual property rights related to our television shows, and the manufacturing and sales of consumer products related to our television shows.

Our primary strength is in the conception and development of a character and entertainment concept that we believe children will find appealing. Our business objective is to develop a character or entertainment concept into a media product, such as into a television show, a movie, or a book, and to build the media product into a popular brand among children and either sell items ourselves such as a video game, a toy, or apparel, or license merchandise rights to third parties for manufacture and sale by third parties. We anticipate that we will rely on third parties such as animation and television production companies to co-produce entertainment shows, and broadcast companies to broadcast our television shows.

We believe that this business model will enable us to develop a character and product idea from its concept stages, through development, manufacturing, and promotion stages, to the consumer product, while maintaining control of the character concept and product ideas, so that we will be able to control and coordinate broadcast, promotions and product launches.

Structure and Business Initiatives

We operate with three lines of business: entertainment, licensing, and consumer products.

      Entertainment Division

Our entertainment division is currently working on three television shows, two of which we are responsible for production. All three shows are in the pre-production or production stages. We anticipate that this division will generate revenues from the distribution of television shows to broadcasting companies and other media outlets. The key costs for this division are substantial animation and production costs in getting television episodes produced. We will initially seek to introduce the planned television shows in the United Kingdom, United States, Canada, Europe, Australia and New Zealand.

            Monster Quest

Monster Quest is an animated television series based upon the history and heritage of 'Monsters' from Medusa, Mynator and Cyclops of mythological times to the modern classics of Frankenstein, Dracula and Werewolf.

We entered into an Agreement for the Provision of Co Production Services with Persistence Of Vision Sdn Bhd, dated May 18, 2004, for the co-production of 26 thirty minute episodes of an animated television program for children provisionally entitled "Monster Quest - The Quest." We are providing the intellectual property, format and concept for the television episodes, and Persistence Of Vision will supply the production services. Persistence Of Vision will be paid for its production services. The costs of the production of the episodes is projected to be approximately $273,000 per episode.

The television project is in pre-production stages with our in-house computer graphics studio creating the models, frames, characters and environments. Our production team, in conjunction with our co-production partners, will produce 26 thirty-minute episodes. We have a letter of intent agreement with Persistence of Vision pursuant to which Persistence of Vision is to provide approximately $1,200,000 of funding to the project.

We are to provide via third party funding, the initial first stages of the pre-production funding, either in cash or services, for each of the 26 episodes. The project is currently in pre-production with story boards and models being prepared. We are actively seeking sources of financing to fund the project with Persistence of Vision in conjunction with the Malaysian Government, but have no such firm commitments to date. A delay in receipt of funding will likely delay the timetable for production. Assuming the receipt of funding by June 2005, we anticipate production for delivery of the first thirteen episodes by April 2006 and the next thirteen by October 2006. If sufficient funding is not available shortly, the timetable for production of the episodes will likely be re-scheduled for completion for Fall 2006 or Spring 2007.

We intend to distribute this series of 26 animated programs in various markets. We currently have a broadcast contract signed with Good Morning Television in the United Kingdom (known as GMTV), for terrestrial broadcast rights for a period of five years ending August 2008 in the United Kingdom markets in exchange for an aggregate license fee of $393,000 payable through July 2005. GMTV has committed to running the episodes from April 2005 through March 2006.

We will seek to distribute programs in other countries, including the United States, although no such agreements have been reached to date.

            The Wumblers

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

We have completed the production of one pilot episode to date. We anticipate that the remaining episodes will be completed by April 2006, subject to receipt of financing for production costs. We are actively seeking sources of financing to fund the completion of this project.

We exhibited the pilot episode at the MIPTV International toy fair in Cannes, France in April 2004, and it received a very favorable acceptance from broadcasters, including GMTV (UK), HOP! (Israel); SABC (South Africa) and Chisan International (Korea), with all of whom we have entered initial negotiations for broadcast terms, and are awaiting written contractual agreements once further episodes are produced. In March 2005, we entered into an agreement with 4Kids Entertainment granting it certain United States broadcast, licensing and merchandising rights and we have a commitment from 4Kids Entertainment to broadcast the 52 episodes in the United States before the end of 2006. We expect at least 12 other countries who viewed The Wumblers pilot episode at MIPTV to advance their interest at MIPCOM in April 2005.

            Muffin the Mule

To celebrate the 60th anniversary of Muffin's first appearance on British television, the BBC has commissioned 40 brand new animated episodes to be broadcast in 2006. Maverick Entertainment has invested $4 million to produce 26 ten minute episodes, with a further 14 episodes expected in 2006.

This broadcasting icon has been credited with kick-starting the post-war children's licensing industry with a host of toys, books, games, gifts collectables and more. The new show takes from the original and combines it with the more sophisticated visuals that modern children have come to know and expect. It still retains the charm and simple story telling that made it a nation's favourite and gives Muffin and his friends a whole new lease on life. The series is aimed at pre-schoolers the new show follows a classic story-telling format incorporating all of Muffin's friends from the original 1940's series.

            Tatoo - The Marked Man

This is a proposed project in the very early stages of development. Tatoo is an action-adventure concept character involving a hero character and tatoos which can become three dimensional. We made some previous efforts and agreements to move this project forward with Stan Lee and POW! Entertainment, but the parties have disagreed on how to proceed and we did not make a $250,000 payment in furtherance of the project. Accordingly, and because other more developed projects have moved forward, this project remains in the early stages of development.

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

We entered into license agreements with Character Option Ltd, Video Collection International Ltd, Radica Ltd, and Zoo Digital Publishing Limited, and Impact International Ltd 2004 for Monster Quest products, with Toontastic Publishing for magazine use of our Pretty Pony Club concepts, and with CCA Group for our Countin' Sheep products for use in greeting cards and via our licensing agent The Sharpe Company with Cadaco in the United States and Canada for our Countin' Sheep collectable plush toy products.

Our licensing division has not generated significant revenues to date. We anticipate that this licensing division will become much more active once we have produced sufficient episodes of our television shows so that broadcasting of the shows can commence. After broadcasting, and subject to a receptive audience, we believe that this division may become our principal source of revenues.

The principal revenues for this division are anticipated to be a customary 35% commission we receive from all revenue received from licensing entertainment properties to broadcasters, toy and gaming companies, and other manufacturers such as clothing and home entertainment. The division earns revenue from selling licenses for our non-entertainment driven properties. The key costs for this division are staff, travel, toy and good production costs, and costs for attendance in annual toy and licensing trade shows internationally.

We intend to expand the licensing of our products through:

      o     A consumer public relations campaign; and

      o     Related marketing programs.

International toy fairs, such as MIP TV in Cannes, France in April 2004, have provided an ideal forum to display our products. We also attend the New York Licensing Show in June 2004 and will build on that platform with our partners 4Kids Entertainment at the New York Licensing Show in June 2005 and the European Licensing Show in October 2005.

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

Currently, our consumer products division manufactures and sells the following products:

      o Countin' Sheep toy products in the United Kingdom and United States markets since January 2003;

      o Mini Flora toy products in the United Kingdom market since January 2003; and

      o Pretty Pony Club products (mold ponies) in the United Kingdom market since December 2002.

Our consumer products are sold primarily with the assistance of various independent sales agent to toy stores and gift stores.

      Jusco Toys

Our Jusco Toys subsidiary, works with third party manufacturers and distributors, to make toys and other consumer products.

We acquired Jusco Toys in April 2002, to acquire its inventory and its manufacturing capabilities. Jusco will be used primarily to manufacture products for third parties, some of which may be our licensees.

We are currently developing toy lines and pre-production samples for our new television shows, Monster Quest, The Wumblers and Muffin the Mule. We expect to sell these lines either directly to retailers/distributors or under license with master toy licensees on a worldwide or territory basis and have started to make formal representations now that we have specific broadcast deals in place.

      Wembley Sportsmaster

This division is not currently active, and we have no definitively plans for this division in fiscal year 2004 or at any time in the near future. We acquired the assets of Wembley Sportmaster primarily for its trademarks. Our future intent is to eventually launch a range of balls, leisure toys, inflatable pools and play products under the Wembley Sportsmaster banner. We have no current plans or timetable for utilizing this division or the trademarks, and it could be many years before we do so.

Design Studio Team

We have set up an in-house design studio team, with designers and artists, equipped with an animation studio. The team is involved in character creation, storyboard development, and animation production for our Entertainment Division. The team is also involved in preparing marketing literature for our Licensing Division, and toy design, packaging and display solutions for our Consumer Products Division.

Intellectual Property Rights

We have acquired the following rights:

      o Shorrocks Portfolio Worldwide - from Wilf and Paula Shorrocks, in a license agreement dated April 30, 2002, for royalties of 10% of the net selling price, payable quarterly, in perpetuity. The guaranteed minimum royalty payable is $1,000,000. We are to pay a minimum of $12,500 per quarter beginning September 30, 2004, credited against the guaranteed minimum.

      o The Wumblers - from The Silly Goose Company, LLC. We entered into an entertainment production agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC for the production of animated television episodes for certain intellectual property entitled "The Wumblers". Pursuant to an agreement dated April 28, 2003, we are entitled to all exploitation rights in The Wumblers including merchandise and distribution rights. We are to finance or obtain financing for the episodes. Funding sources will share copyright interests in the television episodes according to the allocation of net proceeds. We will have the right to produce other episodes based on the licensed intellectual property. We have the right to exploit the licensed property worldwide in perpetuity. We are entitled to 35% to 40% of the gross revenues, depending on the location from which revenues are generated and the form of the source of revenues, whether television, music, or merchandise. We and any financing partners are entitled to recoup all production and marketing costs from gross revenues. Silly Goose is entitled to 31% of the net proceeds, Peak is entitled to 25% of the net proceeds, and Peak and other financing parties are entitled to 44% of the net proceeds.

      o Muffin the Mule - We entered into a representation agreement, dated March 1, 2005, with Maverick Entertainment Group Plc, pursuant to which we acquired, on a worldwide basis, other than for video, DVD and publishing rights in the United Kingdom and Ireland, the right to exploit television broadcasting rights for Muffin the Mule, and the right to negotiate with and grant manufacturers and other interested parties licenses in relation to the manufacture and distribution of merchandise. We are entitled to 35% of gross receipts in the UK and 40% of gross receipts in the rest of the world. The agreement expires on February 28, 2008, subject to automatic renewal if a minimum (pound)500,000 in royalties has been paid to Maverick..

We have licensed the following rights to third parties:

      o Monster Quest for videograms - We entered into an agreement, dated April 29, 2004 and as amended in June 2004, with Video Collection International Limited. Under the agreement, we licensed exclusive videogram rights to the Monsters In My Pocket television series. For purposes of the agreement, the term videogram rights refer to the right to distribute the television shows through videocassette, DVD, CD-ROM, laser disk, video-on-demand, electronic and similar technology. The performance of the agreement by Video Collection International is subject to various conditions, such as that we obtain a commitment to broadcast episodes of the television series beginning in 2005, that we enter into a toy license with a third party, and that we arrange for the production of collectible toy figures. Under the agreement, we are to conduct a marketing campaign in connection with the television broadcast of at least UK (pound)500,000, and publish a comic book and a book in 2005. The license territory is the United Kingdom and Ireland. We are entitled to receive royalties of 15% of gross receipts for most products. The royalty rate may be 7.5% for products sold by direct mail, or 25% for certain premium products. The agreement provides for an advance royalty of UK (pound)100,000, of which we received UK (pound)20,000 upon entering the agreement. The remainder of the advance royalty is receivable in installments based on future events, such as completion of broadcasting of episodes and launching of toy products. The agreement is to expire seven years from the first release of a videogram. No videogram has been released to date.

      o Monster Quest for electronic games - We entered into a license agreement, dated December 12, 2003 and as amended in January 2004 and June 2004, with Radica U.K. Ltd. Under the agreement, we licensed certain rights to Monster Quest in connection with the sale of certain electronic handheld games. The license territory is the United Kingdom, Channel Islands and Eire. We are to receive royalties of 8% to 10% of the net selling price. The license term is four years from December 2003.

      o Monster Quest for Game Boy - We entered into a license agreement, dated October 4, 2004, with Zoo Digital Publishing Limited. Under the agreement, we licensed certain rights to Monster Quest in connection with the sale of Game Boy games. The license territory is worldwide. We are to receive royalties of $1.50 per unit sold. The license term is three years from first publication of the product.

      o Countin' Sheep for greeting cards - We entered into a license agreement, dated February 10, 2003, with CCA Group Ltd. Under the agreement, we licensed the right to intellectual property called Countin' Sheep in connection with the sale of greeting cards. The license territory is the United Kingdom, Channel Islands and Ireland. We are to receive royalties of 10% of the net selling price. We are entitled to a guaranteed minimum royalty of UK(pound)10,000. We received an advance royalty of UK(pound)5,000 in February 2003. The license expires on January 31, 2006.

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

Distribution and Sales Rights

We have entered into the following distribution and sales rights:

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

      o We entered into a distribution agreement, dated January 20, 2003 and as amended on June 17, 2004, with Character Options Ltd., whereby it would serve as exclusive distributor of our `Monster Quest' products in the United Kingdom, Channel Islands and Eire. Under the agreement, Character Options paid a non-refundable advance of UK (pound)100,000, credited against royalty payments, and is to pay us a royalty of 10% of the net selling price. We are entitled to a guaranteed minimum royalty of UK (pound)150,000 if 26 episodes of 'Monster Quest' are broadcast on GMTV or satellite television by June 30, 2006. The agreement expires on June 30, 2007.

      o We entered into a representation agreement, dated August 19, 2003, with Haven Licensing Pty Ltd. for the use of Monster Quest Brand, excluding television and video distribution, in Australia and New Zealand. The commission rate is 30% of gross receipts. The agreement expires on December 31, 2006.

      o We entered into a representation agreement, dated September 17, 2003, with Character Licensing & Marketing for the use of Monster Quest Brand, excluding television and video distribution, in South Africa. The commission rate is 30% of gross receipts. The agreement expires on September 16, 2005.

      o We entered into a representation agreement, dated October 31, 2003, with Kidz Entertainment, for the use of Monster Quest Brand, in the Nordic Region of Europe. The commission rate is 30% of gross receipts. The agreement expires on December 31, 2006.

      o We entered into a representation agreement, dated April 22, 2004, with The Sharpe Company, Inc., located in Manhattan Beach, California, granting The Sharpe Company, in connection with our Countin' Sheep products, the exclusive right to negotiate with manufacturers and other interested parties licenses for merchandising rights in the United States and Canada for a period ending on September 30, 2005. The commission rate is 30% of gross receipts. The Sharpe Company also had the right to find a distributor for the sale and distribution the sale of the products in the United States through June 2004.

      o We entered into a distribution agreement, dated April 27, 2004, with Cadaco, located in Chicago, Illinois, whereby Cadaco would serve as exclusive distributor of our Countin' Sheep products in the United States. Under the agreement, Cadaco is to pay us a royalty of 10% of the net selling price. The agreement expires on December 31, 2006.

      o We entered into a representation agreement, dated August 2, 2004, with Blue Chip Brands Pty Ltd., located in Australia, granting Blue Chips, in connection with our Countin' Sheep products, the non-exclusive right to negotiate with manufacturers and other interested parties licenses for merchandising rights in Australia for a period ending on December 31, 2006. The commission rate is 30% of gross royalty on all products other than the plush toy range, for which the commission rate if 1.5% of gross receipts.

      o We entered into a distribution agreement, dated November 1, 2004, with Impact International Ltd 2004, whereby Impact International would serve as exclusive distributor of our Countin' Sheep Plush products in the United Kingdom, Channel Islands and Ireland. Under the agreement, Impact International is to pay us a royalty of 10% of the net selling price. The agreement expires on February 28, 2008.

Competitive Environment

We have many competitors internationally across three principal areas of our proposed business: entertainment, licensing and consumer products.

Competitors include large companies who operate with similar business strategies to ours, but on a much larger scale, such as Vivendi with its Universal Studios and Time Warner Inc. with Warner Brothers. These large companies have an integrated business approach to their properties, with television, film, licensed toys and merchandise, and have a competitive advantage because they own or are significant partners in worldwide broadcast companies and have direct access to their consumers internationally. Similarities can be observed within the United Kingdom with the BBC, which commissions television shows, controls its own channel and content, and has its own licensing and consumer products division, BBC Worldwide, which exploits the rights and places the content internationally.

Other competitors include companies that do not have their own broadcast facilities, as we do not, and therefore do not enjoy the competitive advantages that broadcast companies like Vivendi and Time Warner have. These smaller broadcast-independent companies include H.I.T. Entertainment, 4Kids Entertainment, DIC Entertainment and Saban. These smaller firms have created many of the well-known and currently popular properties, such as 4Kids Entertainment's Pokemon, H.I.T.'s Bob The Builder , and Saban's Power Rangers. Pokemon, since its appearance in 1998, has generated sales of $15 billion through 2003. Nickelodeon's Rugrats and Fox Kids/Saban's Power Rangers both launched in 1992, and remain well-known brands to this day.

Most of our competitors operate in the same three primary business lines as we do: entertainment, licensing and consumer products; and they do so on an international scale. Successful companies have gained visibility through coordinated marketing efforts in various segments of the market, and do not rely on generating revenues from television licensing and distribution income, but also on income from product licensing and merchandise sales. Successful television shows in one territory also tend to be successful in other territories, and the ability to license the brand and to sell consumer products is related to the popularity and the success of the television shows. Accordingly, the same companies and the same brands tend to dominate the market in each of the three business segments of the children's market: entertainment, licensing and consumer products.

Many companies and brands do not succeed in this highly competitive market. The international broadcast arena has witnessed a demand for more and more content over recent years as the proliferation of new television channels continues.

According to Screen Digest's 2001 study of the children's television business, "Broadcasters will spend an estimated $2.7 billion worldwide on producing, commissioning and acquiring children's programs in 2001. But independent producers and distributors have emerged as the pivotal players in the worldwide children's television industry. Their role will become even more important as funding from broadcasters stagnates." North America accounts for 40% of the total children's television market, followed by Western Europe (33%) and Asia (22%). According to an article published in the March 2004 issue of Broadcast Magazine, there are now over 240 television and cable channels internationally dedicated to children's entertainment, with over 150 of them launching in the last three years. Therefore, the focus for us is to supply quality children's programming to television broadcasters and, thus, provide the platform for an integrated business model, launching our intellectual properties and opening up revenue streams from licensing and merchandising.

The licensing market for merchandise has a worldwide retail sales value of over $108 billion annually according to a January 2004 TLL Licensing Business Study. Although the licensing market declined 0.7% from 2002 to 2003, the TLL Licensing Business Study predicts a 7.0% increase in 2004. A December 2003 Yale-Harvard statistical survey, performed for the Licensing Industry Merchandising Association-LIMA, reported that the licensing market overall in North America in 2003 represented $7 billion in royalty income, which accounts for 66% of the worldwide sales of licensed merchandise.

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

Principal Suppliers

In 2004, we were not dependent on any particular supplier.

Dependence on Major Customers

In our fiscal year ended December 31, 2004, Silly Goose Company represented approximately 49% of our revenues.

Government Regulation

Our toy and related products sold in the United States are subject to the provisions of The Consumer Product Safety Act, The Federal Hazardous Substances Act, The Flammable Fabrics Act, and the regulations promulgated thereunder. The Consumer Product Safety Act empowers the Consumer Product Safety Commission to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The Consumer Product Safety Commission has the authority to seek to declare a product "a banned hazardous substance" under the Consumer Product Safety Act and to ban it from commerce. The Consumer Product Safety Commission can file an action to seize and condemn an "imminently hazardous consumer product" under the Consumer Product Safety Act and may also order equitable remedies such as recall, replacement, repair or refund for the product. The Federal Hazardous Substances Act provides for the repurchase by the manufacturer of articles which are banned. Consumer product safety laws also exist in some states and cities within the United States and in Canada, Australia and Europe. We vigorously seek to maintain compliance with the Consumer Product Safety Act, the Federal Hazardous Substances Act, the Flammable Fabrics Act, international standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that all of our products are or will be hazard free. Any material product recall could have an adverse effect on our results of operations or financial condition, depending on the product, and could affect sales of other products.

The Children's Television Act of 1990 and the rules promulgated thereunder by the United States Federal Communications Commission, as well as the laws of certain countries, place certain limitations on television commercials during children's programming. We, of course, seek to comply in all respects with these laws and regulations.

Compliance with Environmental Laws

Not applicable.

Employees

As of December 31, 2004, we employed a total of 15 employees on a full-time basis, 9 of which are management level employees and two of which are clerical, and four are employed as designers.

ITEM 2.    DESCRIPTION OF PROPERTY

We lease approximately 3,000 square feet of space for our Bakewell, England headquarters pursuant to a month-to-month lease at approximately $5,760 per month. We believe that our facilities are adequate for our present purposes. Our offices are adequately covered by insurance for claims arising out of such occupancies.

ITEM 3.    LEGAL PROCEEDINGS

As at March 31, 2005, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business and except as described below.

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

On January 26, 2004, we entered into an agreement with POW! Entertainment LLC for the development and exploitation of the property "Tattoo - the Marked Man". We have the worldwide distribution and merchandising rights in perpetuity and the agreement describes a payment of $250,000 to fund project development. The payment was subject to certain deliverables from POW! upon which payment was anticipated to be made on the earlier of August 31, 2004 or ten business days after the effective date of our registration statement filed in February 2004. Stan Lee is to develop the concept, based on characters created by the Shorrocks. The project was geared toward creating a motion picture based on the character. The parties were to share all profits received from the project, after deduction of expenses, and in addition, POW would have been entitled to any executive producer fees from theatrical and television releases. We have not yet paid the amounts due to POW! under the agreement, and it appears that the transaction has been abandoned. We believe that we have meritorious defenses to any potential claims.

On August 13, 2004, in a labor action entitled Thomas Bernard Skahill v. Peak Entertainment Holdings, Inc. before the Labor Commissioner of the State of California, the Company was ordered to pay $24,358.27 in wages, expenses, penalties, and interest in connection with an employment claim. To our knowledge, the matter has not been confirmed as a judgment. We are informed that the matter was confirmed as a judgment on or about October 15, 2004 by the Superior Court of the State of California.

We are informed that on or about April 6, 2004, James E. Skahill and Marie A. Skahill filed a complaint for damages for breach of contract against Peak Entertainment Ltd. before the Superior Court of the State of California for the County of Los Angeles, Northeast District, Case No. GC033622 alleging breach of a lease and seeking damages in an amount to be determined. We believe that the matter was not properly commenced with proper service upon Peak Entertainment Ltd. We have not submitted a response to the matter before the Superior Court of the State of California. We are unaware of the present status of the matter before the Superior Court of the State of California

On January 5, 2004, we completed a transaction, pursuant to a Settlement Agreement and Release dated as of December 22, 2003, with former debenture holders: AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd, and AJW Qualified Partners, LLC. Pursuant to the terms of the settlement agreement, the former debenture holders had the right, thirteen months after the closing of the transaction, to provide notice to the Company of an exercise of a "put" right pursuant to which we would buy from the former debenture holders all of the 1,000,000 shares of common stock issued to them pursuant to the settlement agreement, at the price of $0.75 per share. Pursuant to the terms of the settlement agreement, the former debenture holders were to provide us with written notice if they wished to exercise the put right after thirteen months and prior to one year and two months after the closing of the transaction, at the expiration of which, the put right terminates. Closing on the put was to occur within ten business days from receipt of notice of the put. On or about January 10, 2005, the former debenture holders submitted a notice to exercise the put right. On or about January 26, 2005, the former debenture holders resent the January 10, 2005 notice to exercise the put right. We believe that the notice was not properly submitted in accordance with the notice procedures provided in the settlement agreement. To the best of our knowledge, and after inquiry to the counsel for the former debenture holders of the "put", no other notice of exercise of the "put" was sent to us. Accordingly, we considered the notice ineffective and did not honor the notice. In or about March 2005, an agent for the former debenture holders informed us that the former debenture holders may institute a legal proceeding to enforce their put rights. As of March 29, 2005, we have not been served with a lawsuit regarding the threatened litigation. In the event that we are served with a lawsuit, we intend to contest the matter vigorously. We may be required to pay $750,000 for repurchase of 1,000,000 shares of common stock from the former debenture holders, plus potential interest and costs, if we lose such threatened litigation.


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

Fiscal Quarter Ended                   High Bid          Low Bid
--------------------                   --------          -------

March 31, 2003                           0.003              0.001
June 30, 2003                            1.75               0.03
September 30, 2003                       1.15               0.55
December 31, 2003                        0.80               0.40
March 31, 2004                           0.90               0.40
June 30, 2004                            0.56               0.13
September 30, 2004                       0.48               0.09
December 31, 2004                        0.40               0.12

Holders

As of February 28, 2005, we had approximately 573 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

On November 2, 2004, we sold to Dan Brecher 250,000 warrants, exercisable for three years at $0.50 per share, for $2,500. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. We applied the proceeds to working capital.

On January 4, 2005, we entered into a consulting agreement with Salvani Investments, pursuant to which we issued 1,000,000 warrants, exercisable for 5 years at $0.50 per share, in exchange for business consulting and investor relations services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On March 1, 2005, we entered into a loan agreement for $500,000 with Tayside Trading Ltd. Pursuant to the loan agreement, we issued 500,000 warrants, exercisable for five years at $0.50 per share, to the lender. We also granted the lender an option exercisable commencing with the date of return of the $500,000 and expiring two weeks thereafter, to acquire, at the purchase price of $100,000, (i) shares of the Company's common stock at $0.30 per share (333,333 shares) and (ii) warrants to purchase 200,000 shares of common stock, exercisable for five years at $0.50 per share. We agreed to grant the lender, as collateral, rights to our intellectual property, to the extent not already encumbered. In consideration for the loan, we issued to the lender 500,000 warrants, exercisable for five years at $0.50 per share. We used the funds to fund a $500,000 letter of credit, which was subsequently terminated in April 2005. The principal amount of the loan was returned in April 2005, with accrued interest still owed. As the principal was not paid by March 30, 2005, as penalty, in April 2005, we issued 1,800,000 shares as a late payment penalty. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. We used the funds to fund a $500,000 letter of credit.

On March 2, 2005, we issued 50,000 warrants, exercisable for five years at $0.50 per share, to Aaron M. Lasry in return for business consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

Use of Unaudited Financial Statements

This annual report on Form 10-KSB includes unaudited financial statements for the year ended December 31, 2004. The audit of our financial statements is not complete. Therefore, the audit report on the financial statements is not included in this annual report on Form 10-KSB. Upon the receipt of the audit report, we will file an amended annual report on Form 10-KSB/A to include such report and audited financial statements for the year ended December 31, 2004 as soon as practicable.

Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. However, because no independent registered public accounting firm has opined that the unaudited financial statements included in this annual report present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity for the year ended December 31, 2004 reported in accordance with generally accepted accounting principles in the United States of America, or "GAAP," such statements could be subject to change or the financial information included therein may be materially different from audited financial information. There can be no assurance that such changes or differences would not be significant. Our discussion and analysis of our financial condition and results of operations are based upon these unaudited financial statements.

Introductory Statement

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

Our current business plan is centered on the production of television shows geared for the children's entertainment market. Once our planned television shows are produced, we believe that we can generate revenue through the sale of broadcast rights of those shows. We also intends to license intellectual property rights created from the television shows and offer for sale merchandise related to the television shows. We have not generated significant revenues in the year ended December 31, 2004 because we have not yet funded the television shows upon which we plan our exploitation of the related intellectual rights portfolio.

The year ended December 31, 2004 continued to be an extremely difficult time for us. We had very little operating capital to fund the production of planned television shows, and focused on raising capital from third parties to fund the production of the television shows. We experienced difficulty in raising capital from potential capital sources..

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

With limited available capital, we have produced initial episodes of our planned television shows and we believe that we will now be viewed more favorably by potential capital sources and believe that we should have better success in raising much needed capital to fund full production of the planned television shows.

Further, we have diversified the way in which it seeks to finance some of its televisions show production budgets, and during this year has focused on third party co-production financing. The delay in obtaining from, and limited capital provided by, third party co-production financiers has delayed our planned production timetable, but has been successful in significantly reducing the internal cash expenditure of Peak.

We have entered into an agreement with Maverick Entertainment Group Plc., and has certain exploitation rights to certain of its intellectual property: Muffin the Mule and Snailsbury Tails, both of which the British Broadcasting Corporation commissioned television episodes. Peak expects to exploit these television shows aggressively in 2005 and anticipate increased revenues via their licensing and manufacturing divisions as a result. We, and third party financiers, have financed over $1,600,000 for the production of The Wumblers, and we are expecting to finance the balance of the production budge ($1,900,000) with the support of Silly Goose Company and third parties.

The Wumblers has been licensed to 4Kids Entertainment LLC for broadcast, home entertainment (video/DVD), licensing and merchandising rights in the United States, and we expect to utilize 4Kids Entertainment's prominence in the industry to market and promote The Wumblers. We are also negotiating a potential debt financing deal with Persistence of Vision Sdn Bhd (POV) and the Malaysian Government to fund our $7.1m production budget for Monster Quest.

We have still yet to raise the requisite capital for the television shows in order to complete production in earnest and it is still a factor that until we raise sufficient capital to produce the planned television shows, we do not expect to generate any significant revenues from any of our lines of business. If we are is unable to raise capital to produce its television shows, we intend to alter our business plan to focus on licensing our intellectual property to third parties, and on the sale of toys and consumer goods.

Sale of Former Business

Prior to April 2003, we known as Palladium Communications Inc. and conducted a telecommunications business.

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

The purpose of these corporate transactions was to try to create some value for our shareholders. It is the understanding of our current management that the former principals of Peak Entertainment Holdings, Inc. sought to discontinue its business operations as a publicly-held entity, and the principals of Peak Entertainment Ltd. sought access to financing, which it had difficulty obtaining as a privately-held company.

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

The year ended December 31, 2004 was an extremely difficult time for us. We had very little operating capital to fund the production of planned television shows, and focused on raising capital from third parties to fund the production of the television shows. We experienced difficulty in raising capital in 2003 and 2004 from potential capital sources. We believe that this difficulty was due to the terms of convertible debentures outstanding in 2003, which contained terms very favorable to the debenture holders, and made potential financiers reluctant to provide capital to us. Accordingly, we entered into discussions with the debenture holders and repurchased those debentures in January 2004.

We believed that with the repurchase in January 2004 of debentures that were outstanding at December 31, 2003, our capital structure will be viewed more favorably by potential capital sources, and that we will have better success in 2004 to raise much needed capital to fund production of the planned television shows. However, in 2004, we continued to experience difficulty in raising capital on terms acceptable to us, as many potential financiers sought further development of our business prior to committing capital.

The difficulty in raising capital in 2003 and 2004 has delayed our projected timetable for the distribution of our planned television series. Due to lack of capital, we were unable to fund production of a single television episode show in 2003 and produced only one episode in 2004. The delay in producing television shows, in turn, has delayed and compromised our ability to license intellectual property rights and sell toys and merchandise based on the television shows.

Until we raise sufficient capital to produce our planned television shows, we do not expect to generate any significant revenues from any of our lines of business. If we are unable to raise capital to produce our planned television shows, we intend to alter our business plan to focus on licensing intellectual property to third parties, and on the sale of toys and other consumer goods.

RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003

Revenues

Consolidated net revenues increased 15% to $1,166,155 for the year ended December 31, 2004 from $1,014,996for the year ended December 31, 2003. A breakdown of revenues by our business divisions is set forth in the table below.

Division                                2003 Revenue ($)      2004 Revenue ($)     % Increase/(Decrease)
--------                                ----------------      ----------------     ---------------------
Entertainment/ Production                    500,000               818,929                   64
Licensing Arrangements                        97,081               174,747                   80
Character Related Consumer Products          417,914               172,479                  (59)

Total Revenues                             1,014,996             1,166,156                   15

The increase in total revenue is mainly due to the 64% increase in revenue's for the Production Division. This revenue is generated from pre-production work that is then invoiced to thirty party or co-production partners. This increase is in-line with the early stages of the completed work on the shows that we are working on.

Revenues from licensing increased 80% to $174,747 in the year ended December 31, 2004 from $97,081 in the year ended December 31, 2003. In 2004, we generated licensing revenue from Toontastic, pursuant to a licensing agreement for Pretty Pony Club, and licensing revenues pursuant to licensing agreements for Monster Quest with Radica UK Ltd, Character Options Ltd and Impact International.

Revenues from the sale of consumer products decreased (59)% from $417,914 in the year ended December 31, 2003 to $172,479 in the year ended December 31, 2004. Sales in 2004 were generated from the sales of the remaining toy related inventory that we acquired in 2002 as part of our acquisition of Jusco Toys Ltd, along with its principal consumer products activities, which was focused primarily on our `gift' concept Countin' Sheep. This product was sold primarily in the United Kingdom. We have started to build on this initial base by appointing Cadaco (USA) internationally to build on this concept.. These sales accounted for 14% of our total revenues sales for the year ended December 31, 2004.

In 2004, we were primarily focused on the raising of capital, and the sales of inventory and products launched in 2003 were short term cash generating projects. Our intention is to begin aggressively marketing toy products associated to television projects once adequate financing has been obtained for the production of the television shows. We have negotiated various representation agreements with licensees, and attended worldwide trade shows and retail presentation to raise the profile of our products in order to seed the markets in anticipation of the television show launches.

We are is still in the early production stages of two television shows, and we expect to remain in the production stages of the shows into 2005 and 2006. Until we have completed production of the shows and are in a position to generate revenues from the sales of broadcast rights for the shows, we do not have an adequate basis for projecting revenues, nor identifying trends or demands. This applies for all main lines of our business, as our business plan is centered around the television shows.

Cost of Revenue

For the year ended December 31, 2004, cost of revenues was $343,156 as compared to $725,006 in 2003, a decrease of 53% ] Cost of revenues as a percentage of revenues decreased to 29%% in 2004 as compared to 71% in 2003. The only cost of revenue that is direct to revenue for 2004 is mainly transport costs and royalties due on any licenses.

We anticipate that our cost of revenue with respect to our entertainment division and our consumer product division will increase significantly in 2005 as we enter into the production stages of more television show episodes and increases marketing efforts for the sale of consumer goods. It is anticipated that the cost of revenue for our television shows will initially increase in relation to our entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred. Since costs for our entertainment division comprise mostly of non-recurring episode production costs, we expect such costs to decrease as a percentage of revenues as we distribute the shows and generate revenues from more and more markets. It is anticipated that the cost of revenue for our consumer products will increase in direct relation to an increase in revenues.

Gross Profit

Gross profit for the twelve months ended December 31, 2004 was $823,000, or 71% of revenues, as compared to $289,930 or 28.6% of revenues, for the same period in 2003.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative costs were $2,727,116 for the year ended December 31, 2004 compared to $2,614,593 for the year ended December 31, 2003. As a percentage of revenues, selling, general and administrative costs increased to 234% for the year ending December 31, 2004 from 257% for the year ending December 31, 2003. The following table summarizes the costs incurred in 2003.

Operation                                   Expense ($)     % of Total Cost
---------                                   -----------     ---------------

General Cost                                  733,016              27%
Employee Compensation                         499,146              18%
Legal and Professional                      1,290,130              47%
Traveling and Entertaining                    204,824               8%

TOTAL                                       2,727,116             100%

The significant and noteworthy expenses were principally costs incurred from legal, accounting and other professional services related to the ongoing SEC filings and investment within the company. Such costs have been a significant factor affecting the business operations at a time when we lack sufficient revenues from operations to finance the production of our television shows, and relies upon financing from third parties. We will continue to incur such expenses in 2005 as the company is still in the final stages of financing its animation projects and general investment into the company. We anticipate that expenses for legal, accounting and other professional services will continue to be a significant factor in 2005, due to our continuing need to raise capital and our securities law reporting obligations as a publicly-held company.

Depreciation and amortization. Depreciation for the year ended December 31, 2004 was $146,237 as compared to $14,460 for the same period in 2003. The increase is in direct relationship with the expansion of our capital spending on equipment.

Amortization for the year ended December 31, 2004 was $283,990 as compared to $159,370 for the same period in 2003. The increase is in direct relationship with amortization of licensing rights, debentures and warrants.

Net Loss

Our net loss for the year ended December 31, 2004 was $1,879,070 as compared to $2,966,547 for the same period in 2003.

Our net loss decreased from $2,966,547, or $0.14 loss per share, in the year ended December 31, 2003 to $1,879,070, or $0.078 loss per share, in 2004. The decrease in net loss is significantly attributable to a decrease in the convertible debenture interest that was attributable in 2003 but not in 2004. We benefited from foreign interest gains by $485,985 as a result of the strong pound ((pound)) against the US dollar ($).

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

As of December 31, 2004, we had commitments for capital and other expenditures aggregating $11,557,186 included in current and long term liabilities, payable over a maximum 20 year period. Those commitments and the amounts payable in 2004, giving effect to terms amended in 2004, are summarized in the following table.

Contractual                      Liability         Amounts               Contract Terms
Obligations                      as of 12/31/04    payable               and Notes
Short term loan -                  $   220,937       $   220,937         20% interest per annum,  Was secured by
CK Supermarkets                                                          inventory, part sold and monies used to
                                                                         part pay balance. The balance is being
                                                                         converted to shares in 2005.

Accounts Payable -                 $ 1,356,396       $ 1,356,396         Refers to various payables (composed
Various                                                                  significantly of various ordinary business
                                                                         expenses, as well as legal, accounting, and
                                                                         other professional fees).

                                                                         These current liabilities are within the
                                                                         contract terms and will be paid in
                                                                         accordance with the contract terms.

Stock holders' advances            $   752,522       $   100,000         No pre-set repayment terms through 3/2004.
account - Shorrocks
                                                                         In 2004, we entered into a promissory note,
                                                                         payable in installments.  First payment due
                                                                         on 1/2005 and to be repaid in full not
                                                                         later than 2008.

Short Term License                 $    67,832       $    67,832

Debentures - various               $   330,653       $         0         Discount and interest on the debentures.
debenture holders                                                        Does not include the principal amount of
                                                                         the debentures in the amount of $958,000.

Other - including Tax and          $ 1,844,077       $ 1,844,077
Social security and accruals

Long Term License - Shorrocks      $   975,000       $    50,000         10% royalty payable quarterly in
                                                                         perpetuity.  Guarantee of $1,000,000, with
                                                                         no established payment term.

                                                                         Pay from royalties from licenses to third
                                                                         parties over the term of the contract.

                                                                         In 2004, the Company amended the license
                                                                         agreement to establish a minimum quarterly
                                                                         royalty payment of $12,500 due beginning
                                                                         September 30, 2004.

P.0.V (Malaysia)                   $ 2,339,118                           Animation costs for Monster Quest

Cosgrove Hall                      $ 3,500,000     To be determined,     Production costs for The Wumblers
                                                   based upon financing
                                                   received.

Others - Various                   $   170,652       $   170,652

TOTAL                              $11,557,187       $ 3,809,984

You will note that 1,994,643 or 17% of the total commitments as of December 31 2004, is committed to the principals of Peak in promissory notes or long-term licenses and a further 7% is committed to the holders of outstanding debentures.

In addition to the commitments set forth in the table above, we will need to raise substantial capital to finance the production of our entertainment projects:

      o Monster Quest - Approximately $7.1 million in 2005 to produce 26 episodes of the program.

      o The Wumblers - Approximately $2,400,000 in 2005 to produce 52 episodes of the program as $600,000 has already been raised.

We rely on short-term outside funding to meet our short-term liquidity needs, as the internal cash flows generated by sales of our toys and gift products have been insufficient to fully meet our short-term liquidity needs. We anticipate that in fiscal year 2005, we will be in position to meet our short-term and long-term liquidity needs through the internal cash flows generated from broadcast sales from our current entertainment projects, Monster Quest and The Wumblers, which are scheduled for production in late 2005 to early 2006. However, our gross profit for the year ended December 31, 2004 represented only _____% of our commitments as of December 31, 2004. Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.

Sources and Uses of Cash

For the twelve months ended December 31, 2004, we had a net operating loss of $2,334,343 and an overall net loss of $1,879,070. At December 31, 2004, we had $10,235 in cash and had a working capital deficit of $245,116.

In 2003, we did not use or depreciate the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to an enquiry from the Hong Kong Inland Revenue Department. The enquiry concerned the non-submission of certain tax computations to ascertain taxes payable by the prior owners of Jusco Toys. This was unknown to Peak until after we acquired Jusco Toys from the administrators of Just Group Plc. This enquiry has been determined in July 2004 at a cost to us of $9,235, and we now can utilize the moulds and tooling and depreciate the equipment. The amount was paid in July 2004.

      Sources and Uses of Cash from Operating Activities

For the twelve months ended December 31, 2004, cash flows from operating activities resulted in negative cash flows of $245,116. The foreign exchange loss of $485,985 and gain on settlement of convertible debentures of $883,033 were offset by non-cash charges of $2,701,135 for depreciation, amortization of intangible assets, amortization of discount on debentures, non-cash professional and consulting fees, and a loss on sale of intangibles. Cash has benefited due to a decrease of $459,726 in accounts receivable being offset by an increase of $150,161 in accounts payable and other accrued liabilities. Cash used in operations included an increase of $223,823 in other current assets.

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

      Sources and Uses of Cash from Investing Activities

Cash flows from investing activities resulted in positive cash flows of $1,010,590 in the twelvemonths ended December 31, 2004, a significant increase from cash flows of ($109,001) in fiscal 2003. In the twelve months ending December 31, 2004, cash applied to investing activities consisted of $71,029 toward plant and equipment. In 2005, our focus will be on production and investment in new product licenses from third parties. We may expend significant resources in investing activities in 2005.

Cash for our initial start-up expenses was obtained primarily from advances from two of our directors, Wilf and Paula Shorrocks.

      Sources and Uses of Cash from Financing Activities

Cash flows from financing activities resulted in negative cash flows of $399,970 in the twelvemonths ended December 31, 2004, compared to same period in 2003 of positive $952,351. In 2005, we intend to continue to rely upon capital raised from third party investors in private placements to fund our operations, as well as any entertainment production financing partners it can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

Whereas, in 2003, the primary source of funds were loans from our officers, in 2004, we relied upon capital raised from the sale of securities, including convertible debentures and common stock, to fund our operations. In 2005, we intend to continue to rely upon capital raised from third party investors in private placements to fund the Company's operations, as well as any entertainment production financing partners it can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

Short Term Borrowings. In 2002, we had net cash provided from short term financing agreements totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At December 31, 2004, the balance was $205,404. The debt was originally due on January 10, 2003. At September 30, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. We are in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As we have previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

Stockholder Advances. From time to time, Mr. and Mrs. Shorrocks loaned money to Peak to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through December 31, 2004, the Shorrocks loaned to Peak an aggregate of $916,634. The debt has incurred a foreign exchange loss of $5,320. As of December 31, 2004, the Shorrocks are now owed $752,522. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

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

On January 5, 2004, we completed a transaction with former debenture holders in which we repurchased from the former debenture holders an aggregate of $1,000,000 principal amount of 12% convertible debentures and 2,215,000 common stock purchase warrants, which represented all of the securities that they purchased pursuant to Securities Purchase Agreements dated as of February 28, 2002 and April 22, 2003. We paid the former debenture holders $1,000,000 in cash and 1,000,000 shares of our unregistered common stock for the repurchase of the securities. The $1,000,000 payment to the former debenture holders consisted of $500,000 in cash, and $500,000 by promissory notes, which was paid in full on March 22, 2004. In order to make such payment, we used $250,000 that we had in operating capital, and $750,000 that we raised through the sale of securities. The former debenture holders had the right to make us buy from them all of the 1,000,000 shares of common stock issued to them, at the price of $0.75 per share. The right expired in March 2005. We also paid $10,000 of the former debenture holders' fees and expenses in connection with the transaction.

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

Although we repurchased the 12% debentures in January 2004, we have current liabilities related to the repurchased debentures reported on our December 31, 2003 balance sheet of $838,279. Because we financed the repurchase primarily through the sale of new 8% convertible debentures due January 2007, we may need approximately $1,860,000 to pay off the debentures and accrued interest in January 2007 if none of the debentures are converted into the Company's common stock, however, we believe that the holders of the debentures are likely to convert the debentures, including accrued interest, into shares of common stock prior to maturity of the 8% debentures in 2007. The first interest payment on the 8% convertible debentures was due until January 2005. We elected to accrue the interest payment for another interest payment period.

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

On January 29, 2004, we entered into a Securities Purchase Agreement with Shai Stern. Pursuant to the agreement, we sold $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The purchase price was $50,000. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 29 of each year, commencing with January 29, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause us to issue common stock in exchange for interest. We used the proceeds for working capital purposes. On January 26, 2005, Mr. Stern converted his $50,000 in debentures, plus $4,000 in accrued interest, into an aggregate of 180,000 shares.

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

On November 2, 2004, we sold to Dan Brecher 250,000 warrants, exercisable for three years at $0.50 per share, for $2,500.

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

      o     seeking to gain effectiveness of this registration statement; and

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

ITEM 7.    FINANCIAL STATEMENTS (Unaudited)

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES

Consolidated financial statements for the years ended December 31, 2003 and December 31, 2004

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(the 2004 financial statements are unaudited)

                                                    December 31, 2003  December 31, 2004
                                                    -----------------  -----------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                              $    152,339           10,235
Accounts receivable                                          34,620          498,187
Investors                                                   236,007           91,743
Other current assets                                        588,439          861,728
                                                       ------------     ------------
Total current assets                                   $  1,011,405        1,461,893

Deferred professional fees                                  335,833          205,834
Plant and equipment, net                                    198,245          259,649
Intangible assets, net of amortization                    2,079,716        7,699,715
                                                       ------------     ------------
                                                       $  3,625,199        9,627,091
                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

CURRENT LIABILITIES

Short term borrowing                                   $    582,786               --
Advances from factor                                          1,437               --
Account payable                                           1,209,339        1,301,439
Stockholders' advance account                               916,634          752,522
Licenses fees payable                                       457,715           67,831
Other accrued liabilities                                 1,325,524        2,290,629
                                                       ------------     ------------
Total current liabilities                              $  4,493,435        4,412,421

LONG TERM LIABILITIES

License fees payable                                      1,078,009        6,814,116
Convertible debentures                                      754,774          330,652
                                                       ------------     ------------
Total long term liabilities                            $  1,832,783        7,144,768

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.01 - 900,000,00
Shares authorized, 19,071,684 and 21,190,879 issued
and outstanding                                        $     21,777           29,050
Additional paid in capital                                1,650,841        4,576,739
Retained earnings (deficit)                              (3,933,998)      (4,596,127)
Other comprehensive income                                 (439,639)      (1,939,761)
                                                       ------------     ------------
Total stockholders' equity (deficit)                     (2,701,019)      (1,930,098)
                                                       ------------     ------------
                                                       $  3,625,199        9,627,091
                                                       ============     ============


See accompanying notes to consolidated financial statements.

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(the 2004 financial statements are unaudited)

                                                   Year ended       Year ended
                                                  December 31,     December 31,
                                                      2003             2004
                                                  ------------     ------------

Revenue

Character related consumer products               $    417,914          172,479
Licensing arrangements                                  97,082          174,747
Film and television licensing
arrangements                                           500,000          818,930
                                                  ------------     ------------
Net revenue                                          1,014,996        1,166,156

Cost Of revenue
Cost of Goods Sold                                     725,066          343,156
                                                  ------------     ------------
Total cost of revenue                                  725,066          343,156

Gross profit                                           289,930          823,000

Operating expenses

Selling, general and administrative                  2,614,593        2,727,116
Depreciation and amortisation                          173,830          430,227
                                                  ------------     ------------

Total operating expenses                             2,788,423        3,157,343
                                                  ------------     ------------

Loss from operations                                (2,498,493)      (2,334,343)

Gain/ (loss) on settlement of convertible
debentures and accrued interest                             --         (444,031)

Foreign exchange gain/ (Loss)                          217,273         (485,985)

Interest expense                                      (685,327)         604,574

Amounts written off to investments                          --         (129,831)
                                                  ------------     ------------

Net loss                                            (2,966,547)      (1,879,070)
                                                  ============     ============

Basic and diluted net loss per
share                                             $       0.14            0.078

Weighted average common shares
outstanding                                         20,562,980       24,064,029
                                                  ============     ============


See accompanying notes to consolidated financial statements.

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(the 2004 financial statements are unaudited)

                                                    Year ended       Year ended
                                                   December 31,     December 31,
                                                      2003             2004
                                                  -----------------------------

Net Loss                                          $ (2,966,547)      (1,879,070)

Cumulative translation adjustment                     (368,109)         (60,691)
                                                  ------------     ------------

Comprehensive loss                                $ (3,334,656)      (1,939,761)
                                                  ============     ============


See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(the 2004 financial statements are unaudited)

                                                           December 31
                                                  -----------------------------
Cash flows from operating activities                  2003             2004
                                                  ------------     ------------

Net loss                                          $ (2,966,547)      (1,879,069)

Adjustment to reconcile net loss to net
cash used in operating activities:

Depreciation                                            14,460          430,227
Amortization of intangible assets                      159,370
Foreign exchange gain                                 (217,273)         485,985
Amortization of discount on debentures                 546,274          232,790
Gain on settlement of debentures                                       (883,033)
Non-cash common stock expenses                         506,287
Non-cash professional and consulting fees                             1,459,781
Loss on Sale of intangibles                                             578,337
Changes in working capital:


Accounts receivable                                     35,351         (459,726)
Inventories                                             26,982          163,577
Other current assets                                  (434,445)        (223,823)
Accounts payable and other accrued liabilities       1,669,647         (150,161)
                                                  ------------     ------------
Net cash used in operating activities                 (659,894)        (245,116)
                                                  ============     ============

     Cash flows from investing activities:

Purchase of plant and equipment                        (63,676)         (71,029)
Purchase of intangibles                                (47,132)

Proceeds from slae of plant and equipment                1,807            3,565
Disposal of intangibles
Issue of Debentures                                                   1,078,054
Settlement of debentures
                                                  ------------     ------------
Net cash used in investing activities                 (109,001)       1,010,590
                                                  ============     ============


See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(the 2004 financial statements are unaudited)

Cash flows from financing activities:


Short term borrowing, net                               237,120        (160,028)
Stockholders' advances account                          (71,206)       (239,942)

Advances from factor, net                                 1,437

Convertible debentures                                  785,000
Issue of common stock shares
Issue of common stock purchase warrents
                                                   ------------    ------------

Net cash provided from financing activities             952,351        (399,970)
                                                   ============    ============
Cumulative translation adjustment                       (40,987)       (507,608)
                                                   ============    ============

Increase in cash and cash equivalents                   142,469        (142,104)

Cash and cash equivalents, beginning of period            9,870         152,339
                                                   ------------    ------------

Cash and cash equivalents, end of period           $    152,339          10,235
                                                   ============    ============

Supplemental disclosures of cash flow information


Interest Paid                                      $     24,533
                                                   ============    ============
Purchases of licenses through issuance of long

term liabilities                                   $     17,785
                                                   ============    ============

Accounting for reserve acquisition                      208,500
                                                   ============    ============

Issuance of shares in settlement of liability           332,500
                                                   ============    ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)


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

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the financial statements, at December 31, 2004 and for the twelve months then ended, the Company has suffered recurring losses, negative cash flows from operations, negative working capital, an accumulated deficit of $4,596,127 and a stockholders' deficiency of $1,930,099.


      The Company has developed a business plan to increase revenue by capitalizing on its integrated media products. The Company is obtaining funds from outside sources in fiscal 2005 and 2006 to provide needed liquidity and successfully implement its business plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)


2     Summary of Significant Accounting Policies (continued)

      (B)   Interim Financial Information

            In the opinion of management, the interim financial information as of December 31, 2004 and for the twelve months ended December 31, 2003 and 2004 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

            The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-KSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

            Basic and diluted earnings per share are the same during the year ended December 31, 2003 and 2004 as the impact of dilutive securities is antidilutive. There are 7,050,000 warrants to purchase shares of the Company's common stock outstanding as of December 31, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)


3     Short Term Borrowings

      On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was originally due on January 10, 2003. The debt has not been repaid and is due upon demand. Accordingly, the debt and all accrued interest totalling $205,404 is included in short term borrowings. The debt is collateralized by certain inventory of the Company's subsidiary, Jusco UK Ltd.

      In November 2003, the Company borrowed $250,000 from an individual lender. There were no terms for repayment and no interest was charged to the Company during the quarter. On April 28, 2004, the Company entered into an agreement whereby it exchanged the debt of $250,000 for 500,000 shares of common stock. See note 10.

4     Convertible debentures

      Convertible debentures are comprised of the following as at December 31, 2004:

      Old convertible debentures                                               $
      Balance at December 31, 2003                                      754,774
      Settlement and release agreement                                 (754,774)
                                                                     ==========
      New convertible debentures:
      Amortized debt discount quarter ended March 31, 2004              120,424
      Amortized debt discount quarter ended June 30, 2004               128,586
      Released on conversions during quarter ended September 30, 2004   (90,104)
      Amortized debt discount quarter ended September 30, 2004           87,035
      Amortized debt discount quarter ended December 31, 2004            84,732
                                                                     ----------
      Balance at December 31, 2004                                      330,637
                                                                     ==========

5     Transactions with related parties

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)

5     Transactions with related parties (continued)

      During the period the company had the following transactions with its related parties:

      a)    Wilfred and Paula Shorrocks

            i)    Movements on stockholders' advances account

                  Balance due by the Company, December 31, 2003      $  916,634
                  Cash advances                                          88,598
                  Repayments                                           (247,390)
                  Foreign exchange loss                                  (5,320)
                                                                     ----------
                  Balance due by the Company at December 31, 2004    $  752,522
                                                                     ==========

                  Interest amounting to $24,038 has been accrued during the period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)


5     Transactions with related parties (continued)

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

6     Warrants

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)


6     Warrants (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)


6     Warrants (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)

6     Warrants (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)


6     Warrants (continued)

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

7     Share transactions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)

7     Share transactions (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)

8     Reverse Acquisition

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

9     Stockholders' Equity

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004
(the 2004 financial statements are unaudited)

9     Stockholders' Equity (continued)

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

10    Subsequent Events

      On January 4, 2005, the Company entered into a consulting agreement with Salvani Investments, pursuant to which we issued 1,000,000 warrants, exercisable for 5 years at $0.50 per share, in exchange for business consulting and investor relations services.

      On March 1, 2005, the Company entered into a loan agreement for $500,000 with Tayside Trading Ltd. Pursuant to the loan agreement, the Company issued 500,000 warrants, exercisable for five years at $0.50 per share, to the lender. The Company also granted the lender an option exercisable commencing with the date of return of the $500,000 and expiring two weeks thereafter, to acquire, at the purchase price of $100,000, (i) shares of the Company's common stock at $0.30 per share (333,333 shares) and (ii) warrants to purchase 200,000 shares of common stock, exercisable for five years at $0.50 per share. The Company agreed to grant the lender, as collateral, rights to the Company's intellectual property, to the extent not already encumbered. The Company used the funds to fund a $500,000 letter of credit, which was subsequently terminated in April 2005. The principal amount of the loan was returned in April 2005, with accrued interest still owed. As the principal was not paid by March 30, 2005, as penalty, in April 2005, the Company issued 1,800,000 shares as a late payment penalty.

      On March 2, 2005, the Company issued 50,000 warrants, exercisable for five years at $0.50 per share, to Aaron M. Lasry in return for business consulting services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Former Business - Palladium Communications, Inc.

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

(b) Current Business - Peak Entertainment Holdings, Inc.

On June 5, 2003, we notified Chisholm & Associates, our independent public accountants, that the Company was terminating its services, effective as of that date. Our Board of Directors approved such decision.

Chisholm's opinion in its report on our financial statements for the year ended June 30, 2002 (prior to the Company's merger with Peak Entertainment Holdings Ltd.), expressed substantial doubt with respect to our ability, at that time, to continue as a going concern. During the year ended June 30, 2002 and for the six months ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999, Chisholm did not issue any other report on our financial statements which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as to going concern issues. Furthermore, during such period there were no disagreements with Chisholm within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

On June 5, 2003, we engaged Goodband Viner Taylor, as its independent public accountants. We did not previously consult with Goodband Viner Taylor regarding any matter, including but not limited to:

      o the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or

      o any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

On August 20, 2004, we notified Goodband Viner Taylor, our independent public accountants, that we were terminating its services, effective as of that date. The Company's Board of Directors approved such decision.

Goodband Viner Taylor's opinion in its report on the Company's financial statements for the years ended December 31, 2002 and December 31, 2003 expressed substantial doubt with respect to the Company's ability, at that time, to continue as a going concern. During the years ended December 31, 2002 and December 31, 2003, and the three month period ended March 31, 2004, Goodband Viner Taylor did not issue any other report on the financial statements of the Company which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as to going concern issues. Furthermore, during such periods and through the date of termination, August 20, 2004, there were no disagreements with Goodband Viner Taylor within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goodband Viner Taylor, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

On August 20, 2004, the Company engaged Garbutt and Elliot Ltd., York, United Kingdom, as its independent public accountants. The Company did not previously consult with Garbutt and Elliot Ltd., York, United Kingdom, regarding any matter, including but not limited to:

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

ITEM 8A.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2004 ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

On December 22, 2004, we entered into an agreement with Morrison Entertainment Group, whereby the parties dissociated our Monster Quest property and products from Morrison Entertainment Group's Monster In My Pocket property and products. Any and all agreements between the parties entered into prior to December 22, 2004, including license agreements, were terminated. We have informed licensees of the discontinuation of the use of Monster In My Pocket.

On January 4, 2005, we entered into a consulting agreement with Salvani Investments, pursuant to which we issued 1,000,000 warrants, exercisable for 5 years at $0.50 per share, in exchange for services.

On March 1, 2005, we entered into a loan agreement for $500,000 with Tayside Trading Ltd. The loan was to be used to fund a $500,000 letter of credit, and the principal amount to be returned by March 30, 2005. If the principal is not paid by March 30, 2005, as penalty, we are to issue shares of our common stock at the rate of 200,000 shares per day, and in the aggregate, up to 5,000,000 shares. We agreed to grant the lender, as collateral, rights to our intellectual property, to the extent not already encumbered. In consideration for the loan, we issued 500,000 warrants, exercisable for five years at $0.50 per share, to the lender. We also granted the lender an option exercisable commencing with the date of return of the $500,000 and expiring two weeks thereafter, to acquire, at the purchase price of $100,000, (i) shares of the Company's common stock at $0.30 per share (333,333 shares) and (ii) warrants to purchase 200,000 shares of common stock, exercisable for five years at $0.50 per share.

On March 1, 2005, we entered into a non-binding letter of intent with Maverick Entertainment Group plc concerning a possible business combination of the parties. The proposed transaction is presently contemplated to involve an exchange of shares of the parties and is to occur by June 30, 2005. The terms of the transactions have not been clearly defined, and no further progress on the terms have been addressed.

We entered into a representation agreement, dated March 1, 2005, with Maverick Entertainment Group plc, pursuant to which we acquired, on a worldwide basis, other than for video, DVD and publishing rights in the United Kingdom and Ireland, the right to exploit television broadcasting rights for Muffin the Mule and for Snailsbury Tails, and the right to negotiate with and grant manufacturers and other interested parties licenses in relation to the manufacture and distribution of merchandise. We are entitled to 35% of gross receipts in the UK and 40% of gross receipts in the rest of the world. The agreement expires on February 28, 2008, subject to automatic renewal if a minimum (pound)500,000 in royalties has been paid to Maverick.

We entered into an agreement, dated March 7, 2005, with 4Kids Entertainment, Inc. The territory covered by the agreement is the United States. The term of the agreement is March 7, 2005 through December 31, 2011. Pursuant to the agreement, we granted to 4Kids certain exclusive television broadcast and home video rights to 52 episodes of the television series The Wumblers. 4Kids is to use reasonable commercial efforts to cause the series to be broadcast on network television in the territory for a minimum of 52 broadcasts commencing on or before January 1, 2007. As to broadcasts for which 4Kids controls the programming schedule or distribution method, revenues derived by 4Kids shall be retained 100% by 4Kids and such revenues shall not be deemed net series income. Revenues derived by 4Kids from broadcasts in the territory that 4Kids does not control is to be divided as follows: 35% to 4Kids and 65% to Peak. With respect to home video sales, we are entitled to a royalty of 15% of net wholesale sale price if the wholesale price is greater than $10 per unit and 10% of the net wholesale price if the wholesale price is $10 or less per unit. We also appointed 4Kids as our exclusive agent in the territory during the term to represent all merchandising, publishing and promotional rights to the series and all characters and elements contained in the series. 4Kids is to pay us $125,000 as a nonrefundable license fee and $125,000 as an advance against royalties, payable as follows: $4,807.00 as license fee and as an advance per episode upon delivery and acceptance by 4Kids of each of the episodes. The $125,000 advance shall be offset against Peak's share of royalties. We are entitled to 60% and 4Kids is entitled to 40% of the series net income from the exploitation of the home video rights and merchandising rights derived in the territory. Series net income is defined as gross receipts from the exploitation or license by 4Kids of the home video rights and the merchandising, less certain production costs, and less actual out-of-pocket expenses, excluding overhead expenses, incurred by 4Kids in connection with the exploitation of the television and merchandising rights, and less third party out-of-pocket syndication costs paid by 4Kids. Series net income does not include any advertising revenue received by 4Kids from the sale of advertising on any 4Kids controlled broadcasts. 4Kids has an annual option to license television rights and home video rights to at least thirteen additional episodes per broadcast season. The term is to be extended for an additional year upon exercise of such option. If Peak does not produce additional episodes and 4Kids desires to produce such additional episodes, 4Kids shall have the right to do so on terms and conditions to be negotiated in good faith by the parties. We also granted to 4Kids the non-exclusive right to represent and negotiate worldwide or multi-territory licenses, for which advances, royalties and guarantees from such licenses generated in the United States will be considered series net income, and advances, royalties and guarantees from such licenses generated outside the United States or are attributable to sales outside the United States are to be divided as follows:
15% to 4Kids and 85% to Peak.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR MANAGEMENT

The persons listed in the table below are our present directors and executive officers.

Name                    Age    Position
----                    ---    --------

Wilfred Shorrocks       55     Chairman, Chief Executive Officer
                               and Director
Paula Shorrocks         52     Vice President - Design and Development,
                               and Director
Phil Ogden              37     Vice President - Managing Director, and Director
Alan Shorrocks          44     Vice President - Licensing Division
Nicola Yeomans          34     Vice President - Finance

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently, there are three persons serving on our board of directors.

Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

MANAGEMENT PROFILE

Wilfred Shorrocks, Chairman and Chief Executive Officer

Mr. Shorrocks, founded Peak Entertainment Ltd. in November 2001 and he became Chairman, Chief Executive Officer and a director of Peak Entertainment Holdings, Inc. in April 2003. Prior to that, Mr. Shorrocks was co-founder of Just Group, Plc., where he acted as its Chief Executive Officer from 1987 to 2001. At Just Group, Mr. Shorrocks was responsible for all areas of activity relating to development and creation of concepts through to intellectual property acquisition, corporate acquisition, and financing activities. In January 2002, about five months subsequent to his August 2001 departure from Just Group, Just Group entered into administration, a process similar to the Chapter 11 bankruptcy process. In 1980, he founded Acamas Toys, a developer of toys, and he sold his ownership of Acamas Toys in 1987. From 1973 to 1980, Mr. Shorrocks worked in sales at what was, at that time, the world's largest toy maker, Dunbee Combex Marx, makers of Sindy dolls and Hornby railways, and he became Sales & Marketing Director for the Burbank sales division of Dunbee Combex Marx. He is the spouse of Paula Shorrocks, and the brother of Alan Shorrocks.

Paula Shorrocks, Vice President - Design and Development, and Director

Ms. Shorrocks, co-founded Peak Entertainment Ltd. in November 2001 and she became Vice President and a director of Peak Entertainment Holdings, Inc. in April 2003. Prior to that, Ms. Shorrocks was co-founder of Just Group, Plc., where she acted as its Commercial Director from 1987 to 2001. At Just Group, Ms. Shorrocks identified opportunities and then secured rights to represent blue chip companies as licensing agent for their brands. In January 2002, about five months subsequent to her August 2001 departure from Just Group, Just Group entered into administration, a process similar to the Chapter 11 bankruptcy process. Before co-founding Just Group, Ms. Shorrocks taught Business Studies at The Harwich School, Essex and West Gloucester College of Further Education (1978-1987). She also was the Marketing Manager for Acamas Toys. She is the spouse of Wilfred Shorrocks.

Phil Ogden, Vice President - Managing Director, and Director

Mr. Ogden, joined Peak Entertainment Ltd. in November 2001 and he became Vice President and a director of Peak Entertainment Holdings, Inc. in April 2003. From October 1998 to October 2001, Mr. Ogden served as Sales and Marketing Director of Just Group, Plc, in a non-executive capacity, at Just Group Plc. Prior to working at Just Group, Mr. Ogden developed his sales and marketing experience with Seymour International, a division of UK's leading magazine distributor, Frontline, from 1989 to 1998. Mr. Ogden was employed as an Account Director with the responsibility for the strategic and commercial success of a portfolio of Seymour's premier clients, including Dennis, Paragon, FT Magazines (Investors Chronicle) and TimeWarner.

Alan Shorrocks, Vice President - Licensing Division

Mr. Shorrocks, has been Vice President - Licensing Division of Peak Entertainment Ltd. since November 2001 and he became Vice President of Peak Entertainment Holdings, Inc. in April 2003. Prior to that time, Mr. Shorrocks was Licensing Director. in a non-executive capacity, of Just Group Plc. from 1991 through October 2001. Before joining Just Group, Mr. Shorrocks ran his own companies specializing in the leisure and surfing markets and was exclusive United Kingdom importer/ distributor for various branded merchandise including Quicksilver from the early 1980's. He sold his company Victory along with the United Kingdom rights to market Victor Wetsuits in 1991. He is the brother of Wilf Shorrocks.

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

INSOLVENCY OF JUST GROUP PLC

In January 2002, Just Group Plc, a United Kingdom company, entered into administration, a process similar to the Chapter 11 bankruptcy process in the United States. Wilf and Paula Shorrocks were executive officers at Just Group in 2001, and their employment at Just Group ended in August 2001. Alan Shorrocks, Phil Ogden and Nicola Yeomans also had worked at Just Group, in non-executive level positions, prior to joining Peak Entertainment.

TERMINATION OF EMPLOYMENT FROM JUST GROUP PLC AND LEGAL PROCEEDINGS AGAINST JUST GROUP PLC

In August 2001, Wilf Shorrocks and Paula Shorrocks were dismissed from their officer and director positions at Just Group Plc, purportedly on the basis of internal disagreement on accounting policy and breaches of employment contract and fiduciary duties, allegations which the Shorrocks deny. In November 2001, Wilf Shorrocks and Paula Shorrocks instituted claims for breach of employment contract, wrongful dismissal, and in the case of Paula Shorrocks, a claim of sex discrimination against Just Group before the High Court of Justice, Queen's Bench Division, in the United Kingdom, and claims of unfair dismissal before the Nottingham Employment Tribunal in the United Kingdom. The proceedings against Just Group were stayed due to Just Group Plc entering into administration in January 2002. In 2004, Just Group Plc submitted its defense denying the claims on the basis of breaches of employment contract and fiduciary duties and Just Group asserted counterclaims for unjust enrichment and restitution. In May 2004, the parties entered into a settlement of all claims, whereby the Shorrocks are to receive payment based on an agreed total amount of UK (pound)175,000, payment of which is subject to the terms of Just Group's arrangement with its creditors.

BOARD COMMITTEES AND MEETINGS

During the fiscal year that ended on December 31, 2004, the Board of Directors held one meeting, attended or participated in by all of the directors. Other matters were undertaken by written consent by the Board of Directors.

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

We have not yet adopted a code of ethics applicable to our directors, officers and employees. However, we expect to adopt a code of ethics during our fiscal year 2005.

We presently do not have a separate nominating committee of the Board of Directors for the selection of directors, and do not have a nominating committee charter. Presently, all such actions are performed by the entire Board of Directors.

OTHER INFORMATION ABOUT DIRECTORS

None of the directors are directors of other reporting companies, are associated by family relationships, or have been involved in legal proceedings.

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

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly compensated executive officers whose total annual salary and bonus for the past three fiscal years exceeded $100,000:

                                                      Fiscal
Name and Principal Position      Year       Salary     Bonus    Other (1)
---------------------------      ----       ------     -----    ---------

Wilfred Shorrocks,(2)            2004      $ 9,074      $0       $   0
  Chief Executive Officer        2003      $ 7,556      $0           0
                                 2002        5,200       0           0

(1)   Does not include repayment of advances made by the executive to us.

(2) We intend to enter into an employment agreement with Mr. Shorrocks and other executive officers during our 2005 fiscal year.

Director Compensation

We do not have a compensation plan for directors. We may adopt one during our 2005 fiscal year.

Employee Stock Option

During our fiscal year 2005, we intend to adopt and implement, subject to shareholder approval, an employee stock incentive plan, whereby we may issue shares of common stock and stock options to our employees and consultants. We intend for the plan to cover the issuance of an amount equal to up to 10% of our outstanding shares of common stock.

Option Grants in Fiscal 2004

No options were granted to employees, including executive officers and directors, during the year ended December 31, 2004.

Option Exercises in Fiscal 2004 and Year End Option Values

No options were held by employees, including executive officers and directors, during the year ended December 31, 2004.

Employment Agreement with Executive Officer

We do not have a written employment agreement with any of our executive officers.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of March 31, 2005, the shares of our common stock beneficially owned by

      o by each person who is known by us to beneficially own more than 5% of our common stock;

      o     by each of our officers and directors; and

      o     by all of our officers and directors as a group.

This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of March 31, 2005, we had 29,220,955 shares of common stock issued and outstanding.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days upon the exercise or conversion of stock options, warrants, or other convertible securities are listed separately. For each person named in the table, the calculation of percent of class gives effect to those additional shares acquirable within 60 days.

The address of each of the persons named in the table, unless otherwise indicated, is c/o Peak Entertainment, Ltd. Bagshaw; Hall, Bagshaw Hill, Bakewell, Derbyshire, UK DE45 1DL.

---------------------------------------------------------------------------------------------------------
                                                                          Additional Shares
Name and Address                                     Amount and Nature       Acquirable       Percent
of Beneficial Owner                                 of Beneficial Owner    Within 60 days     Of Class
---------------------------------------------------------------------------------------------------------
Wilfred Shorrocks  (1)(2)(3)                              8,361,899                  0          28.6%
Paula Shorrocks  (1)(2)(3)                                8,361,899                  0          28.6%
Phil Ogden   (1)                                            476,792                  0           1.6%
Alan Shorrocks  (1)(3)                                      476,792                  0           1.6%
Nicola Yeomans  (1)                                               0                  0             0%
Platinum Partners Global Macro Fund LP (4)(5)               650,000          3,500,000          12.7%
   152 West 57th Street
   New York, NY 10019
Dan Brecher  (5)(6)                                       1,196,667          1,570,000           9.0%
   c/o Law Offices of Dan Brecher
   99 Park Ave
   New York, NY 10016
---------------------------------------------------------------------------------------------------------
All officers and directors as a group (5 persons)        17,677,382                  0          60.5%
---------------------------------------------------------------------------------------------------------

(1)   Officer and/or director of Peak.

(2) For purposes of reporting beneficial ownership in the table, the ownership of shares of common stock by Wilfred and Paula Shorrocks are listed separately. Wilfred and Paula Shorrocks are each other's spouse. Accordingly, each may be deemed the beneficial owner of the shares held by the other.

(3) Alan Shorrocks is the brother of Wilfred Shorrocks. Alan Shorrocks disclaims beneficial ownership of shares held by Wilfred and Paula Shorrocks. Each of Wilfred and Paula Shorrocks disclaims beneficial ownership of shares held by Alan Shorrocks.

(4) Platinum Partners Global Macro Fund LP owns $600,000 in principal amount of 8% convertible debentures, which are convertible at $0.30 per share into 2,000,000 shares, and warrants exercisable at $0.50 per share into 1,500,000 shares. Does not include shares potentially issuable for accrued interest on the debentures.

(5) Person is subject to an agreement restricting the ability to convert debentures or exercise warrants so that the person would not own more than 4.9% of our common stock at a given time.

(6) Mr. Brecher owns $171,000 in principal amount of 8% convertible debentures, which are convertible at $0.30 per share, into 570,000 shares and warrants exercisable at $0.50 per share into 1,000,000 shares. Does not include shares potentially issuable for accrued interest on the debentures.

Changes in Control

We do not have any arrangements that may result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes stock options and warrants outstanding as of December 31, 2004.

                                        Number of securities to       Weighted average
                                        be issued upon exercise       exercise price of        Number of securities
                                        of outstanding options,     outstanding options,     remaining available for
            Plan category                 warrants and rights        warrants and rights         future issuance
            -------------                 -------------------        -------------------         ---------------

Equity compensation plans approved by                  0                     $0                        0
securities holders

Equity compensation plans not                  7,300,000                     $0.51                     0
approved by security holders

Total                                          7,300,000                     $0.51                     0

Plans Not in the Shareholder Approved Category

In July 2003, pursuant to a consulting agreement with POW! Entertainment LLC and Stan Lee, we issued to POW warrants to purchase 750,000 shares of our common stock, exercisable for five years at $0.35 per share. Warrants to purchase 375,000 shares vested upon execution of the consulting agreement, and the remaining warrants to purchase the remaining 375,000 shares vested in July 2004.

In December 2003, we entered into an Amendment to the Consulting Agreement, dated as of December 17, 2003, amending a July 2003 consulting agreement with Jack Kuessous pursuant to which we issued to Kuessous warrants to purchase 240,000 shares of common stock, exercisable for three years at $1.20 per share. Under the amendment, we issued warrants to purchase 240,000 shares of common stock, exercisable for three years at $0.50 per share in exchange for the previously issued warrants.

In December 2003, we entered into a Cancellation of Debt in Exchange for Securities Agreement, dated as of December 17, 2003, whereby we exchanged a debt of $100,000 owed to Jack Kuessous in exchange for 583,333 shares of common stock and 150,000 common stock purchase warrants exercisable for three years at $0.50 per share. Kuessous had loaned $100,000 to us in or about July 2003.

On January 5, 2004, we entered into Securities Purchase Agreements with four accredited investors: Platinum Partners Global Macro Fund LP, Gary Barnett, Millstones Brands Inc. and Dan Brecher. Pursuant to the agreements, we sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchase warrants. The purchase price totaled $1,500,000. The warrants are exercisable for three years at $0.50 per share.

On January 23, 2004, we entered into an agreement for services with Vintage Filings, LLC. We issued 300,000 common stock purchase warrants, exercisable for three years at $0.50 per share pursuant to the agreement.

On January 29, 2004, we entered into a Securities Purchase Agreement with Shai Stern. Pursuant to the agreement, we sold $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The warrants are exercisable for three years at $0.50 per share.

On March 10, 2004, we entered into Securities Purchase Agreements with eleven accredited investors: Kenneth Grief, Wayne Saker, Gilad Ottensoser, Samuel F. Ottensoser, Boro Durakovic, JG Products, Inc., Gerald Griffin, Al Lehmkuhl, Kevin Bostenero, Eisenberger Investments, and David Herzog. Pursuant to the agreements, we sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for the total purchase price of $500,000. Legend Merchant Group, Inc. acted as the placement agent for these transactions. We paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services.

On September 28, 2004, we entered into Securities Purchase Agreements with three accredited persons for the sale of 1,666,666 shares of common stock and 1,750,000 common stock purchase warrants, exercisable for three years at $0.50 per share, for the aggregate purchase price of $500,000.

On November 2, 2004, we sold to Dan Brecher 250,000 warrants, exercisable for three years at $0.50 per share, for $2,500.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Mr. and Mrs. Shorrocks loaned money to Peak Entertainment to fund day-to-day operations, as well as for the acquisition of certain properties. Since company inception through December 31, 2002, the Shorrocks loaned to Peak Entertainment an aggregate of $972,386, and we repaid $78,193 to the Shorrocks in 2002 and $71,206 in 2003. As of December 31, 2003, we owed $916,634 to the Shorrocks. As of December 31, 2004, we owed $752,522 to the Shorrocks. These monies are loaned without interest and do not have a due date, and are due on demand. In March 2004, we gave the Shorrocks an unsecured promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of Peak Entertainment, such as Peak Entertainment obtaining a shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

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

Two former outside directors of the Company, Terence Herzog and Michael Schenkein, are principals of Agora Capital Partners, Inc., a management consulting company. From March 2003 through March 2004, Agora Capital Partners, through Terence Herzog and Michael Schenkein, has provided management consulting services to the Company. The Company paid aggregate fees of $46,000 in 2003 for such consulting services. Terence Herzog and Michael Schenkein resigned as directors in December 2004.

ITEM 13.    EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit No.    Description
-----------    -----------

2.1 Agreement and Plan of Reorganization between Corvallis and USAOneStar, dated October 31, 2000 (Incorporated by reference to exhibit 2.1 of Form 10-QSB filed on November 14, 2000)

2.2 Agreement and Plan of Reorganization between USAOneStar and Palladium, dated August 31, 2001 (Incorporated by reference to exhibit 2.1 of Form 8-K filed on September 14, 2001)

2.3 Agreement and Plan of Acquisition by and among Palladium Communications, Inc., Peak Entertainment, Ltd., Wilfred Shorrocks and Paula Shorrocks, made as of the 22nd day of April, 2003 (Incorporated by reference to exhibit 10.1 of Form 8-K filed on May 7, 2003)

2.4 Asset Purchase Agreement, dated as of April 22, 2003, between Palladium Communications, Inc. and Palladium Consulting Group LLC (Incorporated by reference to Exhibit 2.4 of Form SB-2 filed on February 2, 2004)

3(i)(1) Articles of Incorporation of Corvallis, Inc. (Incorporated by reference to exhibit 4 of Form S-18 filed on November 9, 1987.)

3(i)(2)*       Articles of Merger for Corvallis, Inc.

3(i)(3)*       Certificate of Amendment to Articles of Incorporation of
               Corvallis, Inc.

3(i)(4)* Certificate of Amendment to Articles of Incorporation of USAOneStar.Net, Inc.

3(i)(5)*       Articles of Share Exchange

3(i)(6)* Certificate of Amendment to Articles of Incorporation of Palladium Communications, Inc.

3(ii)(1) Bylaws (Incorporated by reference to exhibit 5 of Form S-18 filed on November 9, 1987)

3(ii)(2) Resolution dated October 20, 2000 amending bylaws (Incorporated by reference to exhibit 3.1 of Form 10-Q filed on November 14,
               2000)

3(ii)(3) Bylaws, as amended and restated (Incorporated by reference to Exhibit 3.1 of Form 10-KSB filed on April 27, 2004)

4.1 Securities Purchase Agreement, dated as of February 2002 (Incorporated by referenced to exhibit 4.1 of Form SB-2 filed on February 2, 2004)

4.2 Amendment to Securities Purchase Agreement, dated June 17, 2003 (Incorporated by referenced to exhibit 4.2 of Form SB-2 filed on February 2, 2004)

4.3 Securities Purchase Agreement, dated as of April 22, 2003 (Incorporated by reference to Exhibit 4.3 of Form SB-2 filed on February 2, 2004)

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

4.6 January 2004 Securities Purchase Agreement for $500,000 (Incorporated by referenced to exhibit 4.6 of Form SB-2 filed on February 2, 2004)

4.7 January 2004 Securities Purchase Agreement for $50,000 (Incorporated by referenced to exhibit 4.7 of Form SB-2 filed on February 2, 2004)

4.8 Form of Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on April 27, 2004)

4.9 Stock Purchase Warrant Agreement issued to Legend Merchant Group in connection with Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on April 27, 2004)

4.10 September 2004 Securities Purchase Agreement for $500,000 (Incorporated by reference to Exhibit 4 of Form 8-K filed on October 1, 2004)

4.11*          Form of Warrant issued November 2, 2004

4.12*          Loan Agreement, dated March 1, 2005

4.13*          Form of Warrant issued March 2, 2005

10.1 License Agreement with Morrison Entertainment Group, Inc., dated February 25, 2002 (Incorporated by referenced to exhibit 10.7 of Form SB-2 filed on February 2, 2004)

10.2 License Agreement with Wilf and Paula Shorrocks, dated April 30, 2002 (Incorporated by reference to Exhibit 10.1 of Form SB-2/A filed on May 3, 2004)

10.3 License Agreement with Jesco Imports, Inc., dated June 1, 2002 (Incorporated by referenced to exhibit 10.8 of Form SB-2 filed on February 2, 2004)

10.4*          Memorandum of an Agreement, dated July 10, 2002 with CK's
               Supermarket

10.5 License Agreement with Toontastic Publishing Ltd, dated December 5, 2002 (Incorporated by referenced to exhibit 10.9 of Form SB-2 filed on February 2, 2004)

10.6 Distribution Agreement, dated January 20, 2003, with Character Options Ltd. (Incorporated by referenced to exhibit 10.11 of Form SB-2 filed on February 2, 2004)

10.7 License Agreement with CCA Group Ltd., dated February 10, 2003 (Incorporated by referenced to Exhibit 10.34 of Form SB-2/A filed on June 7, 2004)

10.8 Agreement between Peak Entertainment Ltd. and GMTV of the London Television Centre, dated February 17, 2003 (Incorporated by referenced to exhibit 10.13 of Form SB-2 filed on February 2,
               2004)

10.9 Agreement, dated April 28, 2003, with The Silly Goose Company, LLC (Incorporated by reference to Exhibit 10.14 of Form SB-2 filed on February 2, 2004)

10.10 Distribution Agreement, dated July 1, 2003 with Perfectly Plush Inc. (Incorporated by reference to Exhibit 10.15 of Form SB-2 filed on February 2, 2004)

10.11 Consulting Agreement with POW! Entertainment and Stan Lee dated July 2003 (Incorporated by reference to exhibit 10.2 of Form 10-QSB filed on November 26, 2003)

10.12 Consulting Agreement, dated July 2003, with Jack Kuessous with Form of Warrant (Incorporated by reference to exhibit 10.3 of Form 10-QSB filed on November 26, 2003)

10.13 International Representation Agreement with Haven Licensing Pty Ltd, dated August 19, 2003 (Incorporated by reference to Exhibit
               10.16 of Form SB-2 filed on February 2, 2004)

10.14 International Representation Agreement with Character Licensing & Marketing, dated September 17, 2003 (Incorporated by reference to
               Exhibit 10.17 of Form SB-2 filed on February 2, 2004)

10.15 International Representation Agreement with Kidz Entertainment, dated October 31, 2003 (Incorporated by referenced to exhibit
               10.18 of Form SB-2 filed on February 2, 2004)

10.16 License Agreement with Radica UK Ltd., dated December 12, 2003 (Incorporated by referenced to exhibit 10.19 of Form SB-2 filed on February 2, 2004)

10.17 Entertainment Production Agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC (Incorporated by referenced to exhibit 10.20 of Form SB-2 filed on February 2,
               2004)

10.19 Amended Consulting Agreement, dated as of December 17, 2003, with Jack Kuessous (Incorporated by referenced to exhibit 10.4 of Form SB-2 filed on February 2, 2004)

10.20 Cancellation of Debt Agreement, dated December 2003, with Jack Kuessous (Incorporated by referenced to exhibit 10.5 of Form SB-2 filed on February 2, 2004)

10.21 Settlement of Debt Agreement (Incorporated by referenced to exhibit 10.6 of Form SB-2 filed on February 2, 2004)

10.22 Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd., dated January 9, 2004 (Incorporated by referenced to exhibit 10.21 of Form SB-2 filed on February 2,
               2004)

10.23 Agreement with POW! Entertainment, entered January 2004 (Incorporated by referenced to exhibit 10.23 of Form SB-2 filed on February 2, 2004)

10.24* Amendment, dated January 2004, to License Agreement with Radica UK Ltd. dated December 12, 2003

10.25 Agreement for Services with Vintage Filings, LLC, dated January 23, 2004 (Incorporated by referenced to exhibit 10.25 of Form SB-2 filed on February 2, 2004)

10.26 License Agreement with Toontastic Publishing Ltd., Renewal, dated April 4, 2004 (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed on April 27, 2004)

10.27 Financial Advisor Agreement with Ameristar International Capital, Inc. dated February 11, 2004 (Incorporated by reference to
               Exhibit 10.1 of Form 10-KSB filed on April 27, 2004)

10.28 Financial Advisor Agreement with Source Capital Group, Inc. dated March 23, 2004 (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on April 27, 2004)

10.29 Promissory Note to Shorrocks dated March 2004 (Incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on April 27, 2004)

10.30 Amendment to Shorrocks License Agreement dated as of April 2004 (Incorporated by reference to Exhibit 10.7 of Form 10-KSB filed on April 27, 2004)

10.31 Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington entered into April 2004 (Incorporated by reference to Exhibit 10.33 of Form SB-2/A filed on May 3, 2004)

10.32 International Representation Agreement with The Sharp Company Inc., dated April 22, 2004 (Incorporated by reference to Exhibit
               10.6 of Form 10-QSB filed on August 26, 2004)

10.33 Distribution Agreement with Cadaco, dated April 27, 2004 (Incorporated by reference to Exhibit 10.7 of Form 10-QSB filed on August 26, 2004)

10.34 Agreement with Video Collection International Limited, dated April 29, 2004 (Incorporated by referenced to Exhibit 10.35 of Form SB-2/A filed on June 7, 2004)

10.35          Agreement for the Provision of Co Production Services Re:
               "Monster Quest - The Quest" with Persistence Of Vision Sdn Bhd., dated May 18, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 16, 2004)

10.36* Amendment, dated June 2004, to Distribution Agreement with Radica UK Ltd. dated 12 December 2003

10.37* Amendment, dated June 2004, to Distribution Agreement with Character Options Ltd., dated January 20, 2003

10.38* Amendment, dated June 2004, to Distribution Agreement with GMTV, dated February 17, 2003

10.39* Amendment, dated June 2004, to Distribution Agreement with Video Collection International Ltd., dated April 29, 2004 -

10.40 Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington, dated July 23, 2004 (Incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on August 26, 2004)

10.41 Consultant Agreement with CEOcast, Inc. dated as of September 1, 2004 (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 16, 2004)

10.42* Distribution Agreement with Impact International Ltd 2004, dated as of November 1, 2004

10.43* License Agreement with Zoo Digital Publishing Limited, dated October 4, 2004

10.44* Agreement made as of December 22, 2004 with Morrison Entertainment Group, Inc.

10.45*         Consulting Agreement with Salvani Investments, dated as of
               January 4, 2005

10.46* Form of International Representation Agreement, dated August 2, 2004, with Blue Chip Brands Pty Ltd.

10.47* Letter of Intent with Maverick Entertainment Group plc, dated March 1, 2005, and Representation Agreement, dated March 1, 2005

10.48*         The Wumblers Deal Memo with 4Kids Entertainment, Inc. dated March
               7, 2005

11 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part II -
               Item 7, contained in this Form 10-KSB.

16.1 Letter on change in certifying accountant (Incorporated by reference to Exhibit 16.1 of Form 8-K filed on February 7, 2002)

16.2 Letter on change in certifying accountant (Incorporated by reference to Exhibit 1 of Form 8-K filed on June 10, 2003)

16.3 Letter on change in certifying accountant (Incorporated by reference to Exhibit 16 of Form 8-K/A filed on September 3, 2004)

21 List of Subsidiaries (Incorporated by reference to Exhibit 21 of Form SB-2 filed on February 2, 2004)

31.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1*          Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350

32.2* Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
------------------
*     Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Garbutt and Elliot Ltd., our current principal independent registered public accounting firm, during the year ended December 31, 2004 was $29,429. Fees for audit services provided by Goodband Viner Taylor, our former principal accountant, during the years ended December 31, 2003 and 2004 were $250,848 and $148,348, respectively.

Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years ended December 31, 2003 and 2004.

Tax Fees

Fees for tax services provided by Garbutt and Elliot Ltd., our current principal independent registered public accounting firm, during the year ended December 31, 2004 was $0. Fees for tax services provided by Goodband Viner Taylor, our former principal accountant, during the years ended December 31, 2003 was $5,397.

Tax services related primarily to the preparation of company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

Audit Committee Procedure

The Board of Directors is responsible for matters typically performed by an audit committee. We do not have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years ended 2003 and 2004 were approved by the Board of Directors. We intend to continue using our principal accountant, Garbutt and Elliot Ltd., solely for audit and audit- related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and similar transactions.

Pre-Approval Policies and Procedures

The Board of Directors approved all of the services described above, and all fees paid. The Board of Directors did not have pre-approval policies and procedures in place during our fiscal years ended 2003 and 2004. In fiscal year 2005, we intend to implement a policy whereby, we will, prior to engaging our accountants to perform a particular service, obtain an estimate for the service to be performed and begin pre-approving all services.

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

                                          Dated:  April 15, 2005

         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURE                     TITLE                                       DATE
---------                     -----                                       ----
/s/ WILFRED SHORROCKS         President, Chairman, and Chief Executive    April 15, 2005
------------------------      Officer (Principal Executive Officer)
Wilfred Shorrocks


/s/ PAULA SHORROCKS           Vice President and Director                 April 15, 2005
------------------------
Paula Shorrocks


/s/ PHIL OGDEN                Vice President and Director                 April 15, 2005
------------------------
Phil Ogden


/s/ ALAN SHORROCKS            Vice President                              April 15, 2005
------------------------
Alan Shorrocks


/s/ NICOLA YEOMANS            Vice President                              April 15, 2005
------------------------      (Principal Accounting Officer)
Nicola Yeomans