Form 10KSB/A
period 2004-12-31
PEAK ENTERTAINMENT HOLDINGS INC
filed 2005-05-16
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                           Bagshaw Hall, Bagshaw Hill
                        Bakewell, Derbyshire, UK DE45 1DL

(Address of principal executive offices)                            (Zip Code)

      Issuer's telephone number: 44-1629-814555

      Securities registered under Section 12(b) of the Exchange Act: None.

      Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $1,166,156.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on March 31, 2005 was $4,848,211.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 1, 2005, we had 31,180,530 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

      Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        PEAK ENTERTAINMENT HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                  Page

  PART I
  Item 1.      Description of Business                                            3
  Item 2.      Description of Property                                            13
  Item 3.      Legal Proceedings                                                  13
  Item 4.      Submission of Matters to a Vote of Security Holders                14

  PART II

  Item 5.      Market for Common Equity and Related Stockholder Matters           15
  Item 6.      Management's Discussion and Analysis                               17
  Item 7.      Financial Statements                                               31
  Item 8.      Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                         61
  Item 8A.     Controls and Procedures.                                           62
  Item 8B.     Other Information                                                  62

  PART III

  Item 9.      Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act                  64
  Item 10.     Executive Compensation                                             67
  Item 11.     Security Ownership of Certain Beneficial Owners and Management     68
  Item 12.     Certain Relationships and Related Transactions                     70
  Item 13.     Exhibits                                                           71
  Item 14.     Principal Accountant Fees and Services                             75

  Signatures                                                                      76

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

Our current business is to develop, market and sell television shows and toy and gift products focused on the children's media and leisure market. Our primary strength is in the conception and development of character concepts that we believe children will find appealing. Our business objective is to take a character concept and develop the concept into a television show, a movie, a video game, a toy, apparel, or other product. We operate with three principal divisions: entertainment, licensing, and consumer products. Our activities include or will include development, production and distribution of television shows for children, licensing intellectual property rights to our television shows, and the manufacture and distribution of toy and gift products. We are currently focusing on two television projects, Monster Quest and The Wumblers, which are in various stages of production and not yet ready for airing on television. In 2005, we entered into an agreement with Maverick Entertainment Group Plc, a United Kingdom based company, to represent Maverick Entertainment's broadcast, licensing and merchandising rights to Muffin the Mule, due to air in the United Kingdom in Fall 2005, that has been commissioned by the British Broadcasting Corporation (BBC). Maverick also granted to Peak certain broadcast, licensing and merchandising rights to Snailsbury Tails, which is another BBC commissioned television series that is currently airing in various international territories.

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

t 0 0 In April 2003, Palladium Communications sold its telecommunications business to Palladium Consulting Group, LLC for $75,000. The assets sold to Palladium Consulting Group consisted of substantially all of Palladium Communication's assets, including all carrier agreements, sales agent agreements, and equipment. The retained assets included cash and notes receivable. Palladium Consulting Group assumed certain of our liabilities, including our payables for phone systems and equipment and a lease for office facilities. Palladium Communications retained liabilities in connection with outstanding convertible debentures. As a result of the transaction, Palladium Communications had substantially no assets and had significant liabilities, consisting of the retained convertible debentures and accrued interest.

On April 22, 2003, Palladium Communications acquired the business of Peak Entertainment Ltd., together with its subsidiaries. Palladium Communications exchanged 19,071,684 shares of its common stock for all of the shares of Peak Entertainment Ltd. in a transaction viewed as a reverse acquisition. The shares issued to the holders of Peak Entertainment Ltd. constituted 90 percent of our outstanding shares. At the closing of the reverse acquisition, Palladium Communications appointed the principals of Peak Entertainment, Ltd., as officers and directors of Palladium Communications, and the former directors and officers of Palladium Communications resigned. a

Upon consummation of the acquisition of Peak Entertainment, Ltd., the founders of Peak Entertainment, Ltd., Wilf and Paula Shorrocks, were appointed directors and officers of Palladium. The former directors and officers of Palladium Communications resigned as of the acquisition date.

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

Structure and Business Initiatives

We operate within one business segment, namely childrens media, with three main sources of income: entertainment, licensing, and consumer products.

      Entertainment

Entertainment is currently focusing on three television shows, two of which we are responsible for production. All three shows are in the pre-production or production stages. We anticipate that we will generate revenues from the distribution of television shows to broadcasting companies and other media outlets. The key costs are substantial animation and production costs in getting television episodes produced. We will initially seek to introduce the planned television shows in the United Kingdom, United States, Canada, Europe, Australia and New Zealand.

            Monster Quest

Monster Quest is an animated television series based upon the history and heritage of 'Monsters' from Medusa, Mynator and Cyclops of mythological times to the modern classics of Frankenstein, Dracula and Werewolf.

We entered into an Agreement for the Provision of Co Production Services with Persistence Of Vision Sdn Bhd, dated May 18, 2004, for the co-production of 26 thirty minute episodes of an animated television program for children provisionally entitled "Monster Quest - The Quest." We are providing the intellectual property, format and concept for the television episodes, and Persistence Of Vision will supply the production services. Persistence Of Vision will be paid for its production services. The costs of the production of the episodes are projected to be approximately $273,000 per episode.

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

We are to provide via third party funding, the initial first stages of the pre-production funding, either in cash or services, for each of the 26 episodes. The project is currently in pre-production with storyboards and models being prepared. We are actively seeking sources of financing to fund the project with Persistence of Vision in conjunction with the Malaysian Government, but have no such firm commitments to date. A delay in receipt of funding will likely delay the timetable for production. Assuming the receipt of funding by June 2005, we anticipate production for delivery of the first thirteen episodes by April 2006 and the next thirteen by October 2006. If sufficient funding is not available shortly, the timetable for production of the episodes will likely be re-scheduled for completion for Fall 2006 or Spring 2007.

We intend to distribute this series of 26 animated programs in various markets. We currently have a broadcast contract signed with Good Morning Television in the United Kingdom (known as GMTV), for terrestrial broadcast rights for a period of five years ending August 2008 in the United Kingdom markets in exchange for an aggregate license fee of $393,000 payable through July 2005. GMTV has committed to running the episodes from April 2006 through March 2007.

We will seek to distribute programs in other countries, including the United States, although no such agreements have been reached to date.

            The Wumblers

The Wumblers are a sweet natured, whimsical collection of cartoon characters. The Wumblers is an educational and entertainment show geared toward pre-school aged children.

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

On January 9, 2004, we entered into an Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd. for the co-production of 52 eleven minute episodes of an animated television program for children provisionally entitled "The Wumblers." We are providing the intellectual property, format and concept for the television episodes, and Cosgrove Hall Films will supply the production services. Cosgrove Hall Films will be paid for its production services. The costs of the production of the episodes are projected to be approximately $3,5000,000.

We have completed the production of one pilot episode to date. We anticipate that the remaining episodes will be completed by April 2006, subject to receipt of financing for production costs. We are actively seeking sources of financing to fund the completion of this project.

We exhibited the pilot episode at the MIPTV International toy fair in Cannes, France in April 2004, and it received a very favorable acceptance from broadcasters, including GMTV (UK), HOP! (Israel); SABC (South Africa) and Chisan International (Korea), with all of whom we have entered initial negotiations for broadcast terms, and are awaiting written contractual agreements once further episodes are produced. In March 2005, we entered into an agreement with 4Kids Entertainment granting it certain United States broadcast, licensing and merchandising rights and we have a commitment from 4Kids Entertainment to broadcast the 52 episodes in the United States before the end of 2006. We expect at least 12 other countries that viewed The Wumblers pilot episode at MIPTV to advance their interest at MIPCOM in April 2005.

            Muffin the Mule

To celebrate the 60th anniversary of Muffin's first appearance on British television, the BBC has commissioned 40 brand new animated episodes to be broadcast in 2006. Maverick Entertainment has invested $4 million to produce 26 ten minute episodes, with a further 14 episodes expected in 2006. Subsequent to the year end, Peak Entertainment became the licensing agent for certain of Maverick Entertainment's intellectual property, including Muffin the Mule.

This broadcasting icon has been credited with kick-starting the post-war children's licensing industry with a host of toys, books, games, gifts collectables and more. The new show takes from the original and combines it with the more sophisticated visuals that modern children have come to know and expect. It still retains the charm and simple story telling that made it a nation's favourite and gives Muffin and his friends a whole new lease on life. The series is aimed at pre-schoolers and the new show follows a classic story-telling format incorporating all of Muffin's friends from the original 1940's series.

            Tattoo - The Marked Man

This is a proposed project in the very early stages of development. Tattoo is an action-adventure concept character involving a hero character and tattoos which can become three-dimensional. We made some previous efforts and agreements to move this project forward with Stan Lee and POW! Entertainment, but the parties have disagreed on how to proceed and we did not make a $250,000 payment in furtherance of the project. Accordingly, and because other more developed projects have moved forward, this project remains in the early stages of development.

Licensing

This comprises the licensing and sublicensing of intellectual properties to and from third parties. We intend to license or sub-license our products for use by others in other mediums, such as in video games, apparel, toys, and other merchandise.

We have an in-house licensing team headed by our licensing director, Alan Shorrocks. We have entered into agreements with several international agents and intend to further develop a network of international agents for the international promotions of our products.

We entered into license agreements with Character Option Ltd, Video Collection International Ltd, Radica Ltd, Zoo Digital Publishing Limited and Impact International Ltd 2004 for Monster Quest products, with Toontastic Publishing for magazine use of our Pretty Pony Club concepts, and with CCA Group for our Countin' Sheep products for use in greeting cards and via our licensing agent The Sharpe Company with Cadaco in the United States and Canada for our Countin' Sheep collectable plush toy products.

Licensing has not generated significant revenues to date. We anticipate that it will become much more active once we have produced sufficient episodes of our television shows so that broadcasting of the shows can commence. After broadcasting, and subject to a receptive audience, we believe that licensing may become our principal source of revenues.

The principal revenues for this division are anticipated to be a customary 35% commission we receive from all revenue received from licensing entertainment properties to broadcasters, toy and gaming companies, and other manufacturers such as clothing and home entertainment. Revenue is earned from selling licenses for our non-entertainment driven properties. The key costs for are staff, travel, toy and good production costs, and costs for attendance at annual toy and licensing trade shows internationally.

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

Consumer Products

Consumer products have historically been our primary source of revenuesoperated primarily through three wholly-owned subsidiaries:

      o     Cameo Collectables - for the sale of gift and collectibles items;
            and
      o Jusco Toys - for the manufacture and production of toys and other consumer products.
      o Wembley Sportsmaster - for a range of leisure toys (not yet launched).

Currently, we manufactures and sell the following products:

            Cameo Collectables

      o Countin' Sheep toy products in the United Kingdom and United States markets since January 2003;
      o Mini Flora toy products in the United Kingdom market since January 2003; and
      o Pretty Pony Club products (mold ponies) in the United Kingdom market since December 2002.

Our consumer products are sold primarily with the assistance of various independent sales agents to toy stores and gift stores.

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

            Wembley Sportsmaster

This subsidiary is not currently active, and we have no definitive plans for this subsidiary in fiscal year 2005 or at any time in the near future. We acquired the assets of Wembley Sportmaster primarily for its trademarks. Our future intent is to eventually launch a range of balls, leisure toys, inflatable pools and play products under the Wembley Sportsmaster banner. We have no current plans or timetable for utilizing this division or the trademarks, and it could be many years before we do so.

Design Studio Team

We have set up an in-house design studio team, with designers and artists, equipped with an animation studio. The team is involved in character creation, storyboard development, and animation production. The team is also involved in preparing marketing literature to support our licensingactivities, and in toy design, packaging and display solutions to support our consumer products.

Intellectual Property Rights

We have acquired the following rights:

      o Shorrocks Portfolio Worldwide - from Wilf and Paula Shorrocks, in a license agreement dated April 30, 2002, for royalties of 10% of the net selling price, payable quarterly, in perpetuity. The guaranteed minimum royalty payable for rights to the portfolio in perpetuity is $1,000,000. We are to pay a minimum of $12,500 per quarter beginning September 30, 2004, credited against the guaranteed minimum.

      o The Wumblers - from The Silly Goose Company, LLC. We entered into an entertainment production agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC for the production of animated television episodes for certain intellectual property entitled "The Wumblers". Pursuant to an agreement dated April 28, 2003, we are entitled to all exploitation rights in The Wumblers including merchandise and distribution rights. We are to finance or obtain financing for the episodes. Funding sources will share copyright interests in the television episodes according to the allocation of net proceeds. We will have the right to produce other episodes based on the licensed intellectual property. We have the right to exploit the licensed property worldwide in perpetuity. We are entitled to 35% to 40% of the gross revenues, depending on the location from which revenues are generated and the form of the source of revenues, whether television, music, or merchandise. We and any financing partners are entitled to recoup all production and marketing costs from gross revenues. Silly Goose is entitled to 31% of the net proceeds, Peak is entitled to 25% of the net proceeds, and the other 44% of the net proceeds is allocated among the financing parties, which may include Silly Goose and Peak.

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

We have licensed the following rights to third parties:

      o Monster Quest for videograms - We entered into an agreement, dated April 29, 2004 and as amended in June 2004, with Video Collection International Limited. Under the agreement, we licensed exclusive videogram rights to the Monsters Quest television series. For purposes of the agreement, the term videogram rights refer to the right to distribute the television shows through videocassette, DVD, CD-ROM, laser disk, video-on-demand, electronic and similar technology. The performance of the agreement by Video Collection International is subject to various conditions, such as that we obtain a commitment to broadcast episodes of the television series beginning in 2006, that we enter into a toy license with a third party, and that we arrange for the production of collectible toy figures. Under the agreement, we are to conduct a marketing campaign in connection with the television broadcast of at least UK (pound)500,000, and publish a comic book and a book in 2006. The license territory is the United Kingdom and Ireland. We are entitled to receive royalties of 15% of gross receipts for most products. The royalty rate may be 7.5% for products sold by direct mail, or 25% for certain premium products. The agreement provides for an advance royalty of UK (pound)100,000, of which we received UK (pound)20,000 upon entering the agreement. The remainder of the advance royalty is receivable in installments based on future events, such as completion of broadcasting of episodes and launching of toy products. The agreement is to expire seven years from the first release of a videogram. No videogram has been released to date.

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

      o Monster Quest for DS Game Boy - We entered into a license agreement, dated October 4, 2004, with Zoo Digital Publishing Limited. Under the agreement, we licensed certain rights to Monster Quest in connection with the sale of Game Boy games. The license territory is worldwide. We are to receive royalties of $1.50 per unit sold. The license term is three years from first publication of the product.

      o Countin' Sheep for greeting cards - We entered into a license agreement, dated February 10, 2003, with CCA Group Ltd. Under the agreement, we licensed the right to intellectual property called Countin' Sheep in connection with the sale of greeting cards. The license territory is the United Kingdom, Channel Islands and Ireland. We are to receive royalties of 10% of the net selling price. We are entitled to a guaranteed minimum royalty of UK (pound)10,000. We received an advance royalty of UK (pound)5,000 in February 2003. The license expires on January 31, 2006.

      o Pretty Pony Club - to Toontastic Publishing Ltd., pursuant to a license agreement dated December 5, 2002, and renewed in 2004. Under the agreement, we licensed the right to intellectual property called Pretty Pony Club in connection with the sale of comic books. The license territory is the United Kingdom and Eire. We are to receive royalties of 4% of the net sales price or 5% of the purchase price, depending on the manufacturer. There is no minimum guaranteed royalty under the renewed license. The license expired on February 28, 2005. a

Distribution and Sales Rights

We have entered into the following distribution and sales rights:

      o We entered into a distribution agreement, dated July 1, 2003, with Perfectly Plush Inc., a Canadian company, whereby Perfectly Plush would serve as exclusive distributor of our Countin' Sheep products in Canada. Under the agreement, Perfectly Plush is to pay us a royalty of 10% of the net selling price, which is included in the purchase shipment price. Perfectly Plush shall pay to us 25% of the value of the invoice on placement of order, 25% on release from port of shipment and the remaining balance on release of products from port of entry for orders on the first 54,000 pieces. For subsequent orders, Perfectly Plush shall pay us 25% of the value of the invoice on placement of order, 25% on release from port of shipment, 25% on release of products from port of entry, and the remaining balance within 45 days of receipt of shipment. The agreement expired on December 31, 2004.

      o We entered into a distribution agreement, dated January 20, 2003 and as amended on June 17, 2004, with Character Options Ltd., whereby it would serve as exclusive distributor of our `Monster Quest' products in the United Kingdom, Channel Islands and Eire. Under the agreement, Character Options paid a non-refundable advance of UK (pound)100,000, credited against royalty payments, and is to pay us a royalty of 10% of the net selling price. We are entitled to a guaranteed minimum royalty of UK (pound)150,000 if 26 episodes of `Monster Quest' are broadcast on GMTV or satellite television by June 30, 2006. The agreement expires on June 30, 2007.

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

Other competitors include companies that do not have their own broadcast facilities, as we do not, and therefore do not enjoy the competitive advantages that broadcast companies like Vivendi and Time Warner have. These smaller broadcast-independent companies include H.I.T. Entertainment, 4Kids Entertainment, DIC Entertainment and Saban. These smaller firms have created many of the well-known and currently popular properties, such as 4Kids Entertainment's Pokemon, H.I.T.'s Bob The Builder, and Saban's Power Rangers. Pokemon, since its appearance in 1998, has generated sales of $15 billion through 2003. Nickelodeon's Rugrats and Fox Kids/Saban's Power Rangers both launched in 1992, and remain well-known brands to this day.

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

Dependence on Major Customers

In our fiscal year ended December 31, 2004, Silly Goose Company represented approximately 34% of our revenues.

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

Compliance with Environmental Laws

Not applicable.

Employees

As of December 31, 2004, we employed a total of 15 employees on a full-time basis, 9 of which are management level employees, two of which are clerical, and four employed as designers.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 3,000 square feet of space for our Bakewell, England headquarters pursuant to a one year lease at approximately $6,059 per month. We believe that our facilities are adequate for our present purposes. Our offices are adequately covered by insurance for claims arising out of such occupancies.

ITEM 3. LEGAL PROCEEDINGS

As at March 31, 2005, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business and except as described below.

In 2002, we entered into an agreement with CK Supermarket to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At December 31, 2004, the balance was $386,095 including interest of $115,596.. The debt was originally due on January 10, 2003. At March 31, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. We have been and remain in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As CK Supermarket has previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

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

On August 13, 2004, in a labor action entitled Thomas Bernard Skahill v. Peak Entertainment Holdings, Inc. before the Labor Commissioner of the State of California, the Company was ordered to pay $24,358.27 in wages, expenses, penalties, and interest in connection with an employment claim. We are informed that the matter was confirmed as a judgment on or about October 15, 004 by the Superior Court of the State of California in the amount of $24,938.57. The financial statements include an accrual of $9,166 in relation to this claim.

We are informed that on or about April 6, 2004, James E. Skahill and Marie A. Skahill filed a complaint for damages for breach of contract against Peak Entertainment Ltd. before the Superior Court of the State of California for the County of Los Angeles, Northeast District, Case No. GC033622 alleging breach of a lease and seeking damages in an amount to be determined. We believe that the matter was not properly commenced with proper service upon Peak Entertainment Ltd. We have not submitted a response to the matter before the Superior Court of the State of California. We are unaware of the present status of the matter before the Superior Court of the State of California and we are unable to evaluate the likelihood of an unfavorable outcome, nor provide an estimate of the amount or range of potential loss.

On January 5, 2004, we completed a transaction, pursuant to a Settlement Agreement and Release dated as of December 22, 2003, with former debenture holders: AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd, and AJW Qualified Partners, LLC. Pursuant to the terms of the settlement agreement, the former debenture holders had the right, thirteen months after the closing of the transaction, to provide notice to the Company of an exercise of a "put" right pursuant to which we would buy from the former debenture holders all of the 1,000,000 shares of common stock issued to them pursuant to the settlement agreement, at the price of $0.75 per share. Pursuant to the terms of the settlement agreement, the former debenture holders were to provide us with written notice if they wished to exercise the put right after thirteen months and prior to one year and two months after the closing of the transaction, at the expiration of which, the put right terminates. Closing on the put was to occur within ten business days from receipt of notice of the put. On or about January 10, 2005, the former debenture holders submitted a notice to exercise the put right. On or about January 26, 2005, the former debenture holders resent the January 10, 2005 notice to exercise the put right. We believe that the notice was not properly submitted in accordance with the notice procedures provided in the settlement agreement. To the best of our knowledge, and after inquiry to the counsel for the former debenture holders of the "put", no notice of exercise of the "put" was sent to us. Accordingly, we considered the notice ineffective and did not honor the notice. In or about March 2005, an agent for the former debenture holders informed us that the former debenture holders may institute a legal proceeding to enforce their put rights. We understand that the former debenture holders filed a lawsuit in this regard in or about March 21, 2005. As of May 6, 2005, we have not been served with the lawsuit. In the event that we are served with a lawsuit, we intend to contest the matter vigorously. We may be required to pay $750,000 for repurchase of 1,000,000 shares of common stock from the former debenture holders, plus potential interest and costs, if we lose such threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "PKEH". For the periods indicated, the following table sets forth the high and low closing prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Prices prior to April 22, 2003 are not related to our current business operations, but reflect a predecessor business, Palladium Communications Inc., a business that we sold in April 2003 and no longer conduct.

Fiscal Quarter Ended                              High       Low
--------------------                              ----       ---

June 30, 2003                                     1.65        0.03
September 30, 2003                                1.15        0.65
December 31, 2003                                 0.80        0.40
March 31, 2004                                    0.90        0.40
June 30, 2004                                     0.56        0.11
September 30, 2004                                0.48        0.09
December 31, 2004                                 0.41        0.12
March 31, 2005                                    0.50        0.30

Holders

As of April 1, 2005, we had approximately 582 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On January 5, 2005, we sold to Dan Brecher 250,000 warrants, exercisable for three years at $0.50 per share, for $2,500. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. We applied the proceeds to working capital.

On March 1, 2005, we entered into a loan agreement for $500,000 with Tayside Trading Ltd. Pursuant to the loan agreement, we issued 500,000 warrants, exercisable for five years at $0.50 per share, to the lender. We also granted the lender an option exercisable commencing with the date of return of the $500,000 and expiring two weeks thereafter, to acquire, at the purchase price of $100,000, (i) shares of the Company's common stock at $0.30 per share (333,333 shares) and (ii) warrants to purchase 200,000 shares of common stock, exercisable for five years at $0.50 per share. We used the funds to fund a $500,000 letter of credit. We agreed to grant the lender, as collateral, rights to our intellectual property, to the extent not already encumbered. In consideration for the loan, we issued to the lender 500,000 warrants, exercisable for five years at $0.50 per share. We used the funds to fund a $500,000 letter of credit, which was subsequently terminated in April 2005. The principal amount of the loan was returned in April 2005, with accrued interest still owed. As the principal was not paid by March 30, 2005, as penalty, in April 2005, we issued 1,800,000 shares as a late payment penalty. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On March 2, 2005, we issued 50,000 warrants, exercisable for five years at $0.50 per share, to Aaron M. Lasry in return for business consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On April 10, 2005, we issued 159,575 shares of restricted common stock to Crescent Fund, LLC in return for financial consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2004.

With limited available capital, we have produced initial episodes of our planned television shows and we believe that we will now be viewed more favorably by potential capital sources and believe that we should have better success in raising much needed capital to fund full production of the planned television shows.

Further, we have diversified the way in which we seek to finance some of our television show production budgets, and during this year we have focused on third party co-production financing. The delay in obtaining from, and limited capital provided by, third party co-production financiers has delayed our planned production timetable, but has been successful in significantly reducing the internal cash expenditure of Peak.

We have entered into an agreement with Maverick Entertainment Group Plc., and have certain exploitation rights to certain of its intellectual property: Muffin the Mule and Snailsbury Tails, both of which the British Broadcasting Corporation commissioned television episodes. Peak expects to exploit these television shows aggressively in 2005 and anticipate increased revenues via their licensing and manufacturing divisions as a result. We, and third party financiers, have financed over $1,600,000 for the production of The Wumblers, and we are expecting to finance the balance of the production budget ($1,900,000) with the support of Silly Goose Company and third parties.

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

Sale of Former Business

Prior to April 2003, we were known as Palladium Communications Inc. and conducted a telecommunications business.

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

We believed that with the repurchase in January 2004 of debentures that were outstanding at December 31, 2003, our capital structure would be viewed more favorably by potential capital sources, and that we would have better success in 2004 in raising much needed capital to fund production of the planned television shows. However, in 2004, we continued to experience difficulty in raising capital on terms acceptable to us, as many potential financiers sought further development of our business prior to committing capital.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003

Revenues

Consolidated net revenues increased 15% to $1,166,156 for the year ended December 31, 2004 from $1,014,996 for the year ended December 31, 2003. A breakdown of revenues from our media income is set forth in the table below.

                                          2003 Revenue ($)    2004 Revenue ($)   % Increase/(Decrease)
                                          ----------------    ----------------   ---------------------

Entertainment/ Production                      500,000             713,876                 43%
Licensing Arrangements                          97,082             214,357                121%
Character Related Consumer Products            417,914             237,923                -43%

Total Revenues                               1,014,996           1,166,156                 15

The increase in total revenue is partly due to the 43% increase in revenue from production activities. This revenue is generated from pre-production work that is then invoiced to third party or co-production partners. This increase is in line with the early stages of the completed work on the shows that we are working on.

Revenues from licensing increased 121% to $214,357 in the year ended December 31, 2004 from $97,082 in the year ended December 31, 2003. In 2004, we generated licensing revenue from Toontastic, pursuant to a licensing agreement for Pretty Pony Club, and licensing revenues pursuant to licensing agreements for Monster Quest with Radica UK Ltd, Character Options Ltd and Impact International.

Revenues from the sale of consumer products decreased (43)% from $417,914 in the year ended December 31, 2003 to $237,923 in the year ended December 31, 2004. Sales in 2004 were generated from the sales of the remaining toy related inventory that we acquired in 2002 as part of our acquisition of Jusco Toys Ltd, along with its principal consumer products activities, which was focused primarily on our `gift' concept Countin' Sheep. This product was sold primarily in the United Kingdom. We have started to build on this initial base by appointing Cadaco (USA) internationally to build on this concept. These sales accounted for 14% of our total revenues sales for the year ended December 31, 2004.

In 2004, we were primarily focused on the raising of capital, and the sales of inventory along with products launched in 2003 that were short-term cash generating projects. Our intention is to begin aggressively marketing toy products associated with television projects once adequate financing has been obtained for the production of the television shows. We have negotiated various representation agreements with licensees, and attended worldwide trade shows and retail presentations to raise the profile of our products in order to seed the markets in anticipation of the television show launches.

We are still in the early production stages of two television shows, and we expect to remain in the production stages of the shows through 2005 and into 2006. Until we have completed production of the shows and are in a position to generate revenues from the sales of broadcast rights for the shows, we do not have an adequate basis for projecting revenues, nor identifying trends or demands. This applies for all main lines of our business, as our business plan is centered around the television shows.

Cost of Revenue

For the year ended December 31, 2004, cost of revenues was $343,156 as compared to $725,066 in 2003, a decrease of 53%. Cost of revenues as a percentage of revenues decreased to 29% in 2004 as compared to 71% in 2003. Cost of revenue is primarily made up of inventory, transport and royalties due on licenses.

We anticipate that our cost of revenue with respect to income from entertainment and consumer products will increase significantly in 2005 as we enter into the production stages of more television show episodes and increased marketing efforts for the sale of consumer goods. It is anticipated that the cost of revenue for our television shows will initially increase in relation to our entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred. Since costs for entertainment comprise mostly of non-recurring episode production costs, we expect such costs to decrease as a percentage of revenues as we distribute the shows and generate revenues from more and more markets. It is anticipated that the cost of revenue for our consumer products will increase in direct relation to an increase in revenues.

Gross Profit

Gross profit for the twelve months ended December 31, 2004 was $823,000, or 71% of revenues, as compared to $289,930 or 28.6% of revenues, for the same period in 2003.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative costs were $2,597,285 for the year ended December 31, 2004 compared to $2,614,593 for the year ended December 31, 2003. As a percentage of revenues, selling, general and administrative costs decreased to 223% for the year ending December 31, 2004 from 257% for the year ending December 31, 2003. The following table summarizes the costs incurred in 2004.

Operation                                  Expense ($)     % of Total Cost
---------                                  -----------     ---------------

General Costs                                603,185              23%
Employee Compensation                        499,146              19%
Legal and Professional                     1,290,130              50%
Travel and Entertainment                     204,824               8%

TOTAL                                       2,597285             100%

The significant and noteworthy expenses were principally costs incurred from legal, accounting and other professional services related to the ongoing SEC filings and investment within the company. Such costs have been a significant factor affecting the business operations at a time when we lack sufficient revenues from operations to finance the production of our television shows and rely upon financing from third parties. We will continue to incur such expenses in 2005 as the company is in the financing stages of its animation projects and general investment into the company. We anticipate that expenses for legal, accounting and other professional services will continue to be a significant factor in 2005, due to our continuing need to raise capital and our securities law reporting obligations as a publicly-held company.

Depreciation and amortization. Depreciation for the year ended December 31, 2004 was $22,580 as compared to $14,460 for the same period in 2003. The increase is in direct relationship with the expansion of our capital spending on equipment.

Amortization for the year ended December 31, 2004 was $407,647 as compared to $159,370 for the same period in 2003. The increase is in direct relationship with amortization of licensing rights, debentures and warrants.

Net Loss

Our net loss decreased from $2,966,547, or $0.14 loss per share, in the year ended December 31, 2003 to $2,026,205, or $0.078 loss per share, in 2004. The decrease in net loss is significantly attributable to a gain on settlement of convertible debentures and accrued interest.

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

As of December 31, 2004, we had commitments for capital and other expenditures aggregating $5,977,192 included in current and long term liabilities, payable over a maximum 20 year period. Those commitments and the amounts payable in 2004, giving effect to terms amended in 2004, are summarized in the following table.

Contractual                     Liability         Amounts payable        Contract Terms
Obligations                     as of 12/31/04    within 12 months       and Notes
Short term loan -                 $   386,095       $   386,095          20% interest per annum.  Was secured by
CK Supermarkets                                                          inventory, part sold and monies used to
                                                                         part pay balance.  We are negotiating to
                                                                         convert the balance to common stock in
                                                                         2005.

Accounts Payable -                 $1,301,439       $ 1,301,439          Refers to various payables (composed
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

Short Term License                $    67,831       $    67,831

Debentures - various              $   330,652       $         0          Discount and interest on the debentures.
debenture holders                                                        Does not include the principal amount of
                                                                         the debentures in the amount of $958,000.

Other - including Tax and         $ 1,904,534        $1,904,534          Various costs payable within 2005
Social security and accruals                                             including   UK employment taxes and UK
                                                                         value added tax.

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

P.O.V (Malaysia)                  $   259,119     To be determined
                                                  based upon the level   Animation costs for Monster Quest.
                                                  of financing
                                                  received within 2005.

-------
TOTAL                             $ 5,977,192       $ 3,809,899

You will note that $1,994,643 or 33% of the total commitments as of December 31 2004, is committed to the principals of Peak in promissory notes or long-term licenses and a further 5% is committed to the holders of outstanding debentures.

We rely on short-term outside funding to meet our short-term liquidity needs, as the internal cash flows generated by sales of our toys and gift products have been insufficient to fully meet our short-term liquidity needs. We anticipate that in fiscal year 2005, we will be in position to meet our short-term and long-term liquidity needs through the internal cash flows generated from broadcast sales from our current entertainment projects, Monster Quest and The Wumblers, which are scheduled for production in late 2005 to early 2006. However, our gross profit for the year ended December 31, 2004 represented only 22 % of our commitments payable within twelve months. As of December 31, 2004. Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.

Sources and Uses of Cash

For the twelve months ended December 31, 2004, we had a net operating loss of $2,204,512 and an overall net loss of $2,026,205. At December 31, 2004, we had $10,235 in cash and had a working capital outflow of $539,386.

In 2003, we did not use or depreciate the moulds and tooling acquired from the acquisition of Jusco Toys Ltd, due to an enquiry from the Hong Kong Inland Revenue Department. The enquiry concerned the non-submission of certain tax computations to ascertain taxes payable by the prior owners of Jusco Toys. This was unknown to Peak until after we acquired Jusco Toys from the administrators of Just Group Plc. This enquiry was determined in July 2004 at a cost to us of $9,235, and we can now utilize the moulds and tooling and depreciate the equipment. The amount was paid in July 2004.

      Sources and Uses of Cash from Operating Activities

For the twelve months ended December 31, 2004, cash flows from operating activities resulted in negative cash flows of $539,386. The foreign exchange loss of $338,850 and gain on settlement of convertible debentures of $883,033 were offset by non-cash charges of $2,701,135 for depreciation, amortization of intangible assets, amortization of discount on debentures, non-cash professional and consulting fees, and a loss on sale of intangibles. Cash has benefited due to a decrease of $459,726 in accounts receivable being offset by an increase of $150,161 in accounts payable and other accrued liabilities. Cash used in operations included an increase of $223,823 in other current assets.

It is necessary for us to obtain additional capital from outside sources to allow us to move forward with our operations and proposed new products. We believe that our future growth is dependent on the degree of success of current operations in generating revenues. Our ability to meet the obligations under the contractual terms of our existing agreements, and the ability to obtain additional funding for our operations, the sale of which, in turn, it is anticipated, should produce cash inflows in line with our expectations from our broadcast, licensing and merchandising activities.

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

      Sources and Uses of Cash from Investing Activities

Cash flows from investing activities resulted in positive cash flows of $1,010,590 in the twelve months ended December 31, 2004, a significant increase from cash flows of ($109,001) in fiscal 2003. In the twelve months ending December 31, 2004, cash applied to investing activities consisted of $71,029 toward plant and equipment. In 2005, our focus will be on production and investment in new product licenses from third parties. We may expend significant resources in investing activities in 2005.

Cash for our initial start-up expenses was obtained primarily from advances from two of our directors, Wilf and Paula Shorrocks.

      Sources and Uses of Cash from Financing Activities

Cash flows from financing activities resulted in negative cash flows of $399,970 in the twelve months ended December 31, 2004, compared to same period in 2003 of positive $952,351. In 2005, we intend to continue to rely upon capital raised from third party investors in private placements to fund our operations, as well as any entertainment production financing partners we can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

Whereas, in 2003, the primary source of funds were loans from our officers, in 2004, we relied upon capital raised from the sale of securities, including convertible debentures and common stock, to fund our operations. In 2005, we intend to continue to rely upon capital raised from third party investors in private placements to fund the Company's operations, as well as any entertainment production financing partners we can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

Short Term Borrowings. In 2002, we had net cash provided from short term financing agreements totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At December 31, 2004, the balance was $386,093, which includes interest and storage charges. The debt was originally due on January 10, 2003. In May 2004, the lender notified us regarding immediate payment of the balance owed. We are in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As we have previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

Stockholder Advances. From time to time, Mr. and Mrs. Shorrocks loaned money to Peak to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through December 31, 2003, the Shorrocks loaned to Peak an aggregate of $916,634. The debt has incurred a foreign exchange loss of $5,320. As of December 31, 2004, the Shorrocks are now owed $752,522. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

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

On January 5, 2004, we completed a transaction with former debenture holders in which we repurchased from the former debenture holders an aggregate of $1,000,000 principal amount of 12% convertible debentures and 2,215,000 common stock purchase warrants, which represented all of the securities that they purchased pursuant to Securities Purchase Agreements dated as of February 28, 2002 and April 22, 2003. We paid the former debenture holders $1,000,000 in cash and 1,000,000 shares of our unregistered common stock for the repurchase of the securities. The $1,000,000 payment to the former debenture holders consisted of $500,000 in cash, and $500,000 by promissory notes, which was paid in full on March 22, 2004. In order to make such payment, we used $250,000 that we had in operating capital, and $750,000 that we raised through the sale of securities. The former debenture holders had the right to make us buy from them all of the 1,000,000 shares of common stock issued to them, at the price of $0.75 per share. The right expired in March 2005. We also paid $10,000 of the former debenture holders' fees and expenses in connection with the transaction. As more fully discussed at Item 3 Legal Proceedings, we are currently in dispute with the former debenture holders.

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

In July 2004, debentures in principal amounts totaling $541,500 were converted into 1,805,500 shares of common stock. We may need approximately $1,008,500, plus accrued interest, to pay off the remaining debentures and accrued interest in January 2007. We do not presently have the cash to pay that amount and our present revenues and gross profit levels make it unreasonable to think that our present operations are capable of producing cash streams to pay the debt in 2007. We do not have any specific plan to pay the debentures or the accrued interest. We believe that the holders of the debentures are likely to convert the debentures into shares of common stock prior to their maturity in 2007. If the debentures are not converted prior to 2007, we anticipate that by January 2007 our operations will be producing sufficient revenues and cash flow to pay off the debt, because it is highly unlikely that we will continue to be in operation in 2007 if we are unable to resolve our going concern issues in 2005 or 2006. The first interest payment on the 8% convertible debentures was due in January 2005, and if our operating revenues are insufficient to pay the interest, or if the interest amount is not converted into common stock, we will seek to resolve payment of interest through a promissory note, issuance of other securities, or some other similar arrangement. We elected to accrue the interest payment due January 2005 until another interest payment period.

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

Sales of Securities in 2004

On January 5, 2004, we sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchases warrants. The purchase price totaled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes, which were paid in July 2004. The principal amount of the debentures, plus any accrued and unpaid interest on them, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 7 of each year, commencing January 7, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due to another interest payment period, or cause us to issue common stock in exchange for interest. The warrants are exercisable at a price of $0.50 per share. After the tenth consecutive business day in which our common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. We agreed to file such a registration statement for the resale of the underlying shares and, in the event that the registration statement was not declared effective within 120 days, to issue, as a penalty, approximately 100,000 shares of common stock for each $500,000 investment for each subsequent month period in which the registration statement had not been declared effective. In September 2004, we issued a total of 275,000 shares to investors as a result of this agreement. As reported above, in July 2004, debentures in principal amounts totaling $541,500 were converted into 1,805,500 shares of common stock. The remaining debentures are protected by security interests in substantially all of our collateral. We will need the approval of the debenture holders in order to grant security interest rights to third parties that are senior to or on par with these debentures. We used $750,000 of the proceeds for the retirement of previously issued 12% debentures discussed above. We did not pay the interest due January 7, 2005 and we are awaiting the option holders decision as to whether the interest is to be accrued until the next payment period or converted to common stock.

On January 29, 2004, we entered into a Securities Purchase Agreement with an individual investor. Pursuant to the agreement, we sold $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The purchase price was $50,000. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 29 of each year, commencing January 29, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due to another interest payment period, or cause us to issue common stock in exchange for interest. We used the proceeds for working capital purposes. On January 26, 2005, the investor converted these $50,000 in debentures, plus $4,000 in accrued interest, into an aggregate of 180,000 shares.

On March 10, 2004, the Company entered into Securities Purchase Agreements with eleven accredited investors. Pursuant to the agreements, the Company sold an aggregate of 1,000,000 shares of common stock and 600,000 common stock purchase warrants, exercisable for three years at $0.75 per share, for a total purchase price of $500,000. Legend Merchant Group, Inc. acted as the placement agent for these transactions. All of the purchasers were pre-existing customers of Legend Merchant Group. We paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $0.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. We agreed to seek registration of the resale of the shares of common stock and the shares underlying the warrants in the amendment to our registration statement initially filed in February 2004, or in a separate registration statement, and to incur cash and other penalties for late effectiveness of such a registration statement. No such penalties were incurred. We used the proceeds from the sale of securities for working capital purposes.

On April 28, 2004, we entered into an agreement with Laura Wellington, whereby we exchanged a debt of $250,000 owed to Ms. Wellington in exchange for 500,000 shares of common stock. Ms. Wellington had loaned $250,000 to us on or about October 2003, which we used for working capital purposes.

On July 23, 2004, we entered into an agreement with Laura Wellington, whereby we exchanged a debt of $194,000 owed to Ms. Wellington in exchange for 388,000 shares of common stock. Ms. Wellington had loaned $194,000 to us on or about April 25, 2004, which we used for working capital purposes.

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

PLAN OF OPERATIONS TO ADDRESS GOING CONCERN

In its report dated May 16, 2005, the independent registered public accounting firm stated that our financial statements for the years ended December 31, 2004 and December 31, 2003 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of historical losses from operations, cash flow deficits and a net capital deficiency. As a result of the foregoing, the auditors have expressed substantial doubt about our ability to continue as a going concern.

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

The primary issues management will focus on in the immediate future to address this matter include:

      o     seeking institutional investors for equity investments;
      o complete negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis;
      o focusing on, and continue to expand, revenues, through sales of consumer products and pre-sales on our projects in development;
      o     renegotiate payments terms of existing contractual obligations;
      o develop co-production financing opportunities for our entertainment projects;
      o consider third-party licensing alliances for the products in our entertainment division; and
      o seek acquisition and partnership opportunities with third party companies to expand our fully integrated media business.

To address these issues, in 2005, we have entered into agreements with various investment banking companies to assist us in raising capital. We believe we are close to securing $2,000,000 in short term funding to meet the operational needs of the business. We have entered into a preliminary agreement with Maverick Entertainment Plc, and expect to enter into more formal discussions about potentially combining our businesses during 2005. We anticipate increased revenues from having our first completed TV series to exploit later in 2005 with Muffin the Mule. Further, we expect to generate pre-sales from the Wumblers in the second half of 2005 as the show is slated to launch in the US and other international territories in early 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies are described in the notes to the consolidated financial statements included in this document for the fiscal year ended December 31, 2004.

Certain significant accounting policies and estimates inherent in the preparation of our financial statements include policies and estimates with regards to revenue recognition, capitalization of film and television costs, and currency.

(1) Revenue Recognition.

Revenue from the production of television entertainment is recognized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film". Under this guidance, the Company recognizes revenue from the sale of television entertainment when all of the following conditions are met:

      (a) persuasive evidence of a sale or licensing arrangement with a customer exists,
      (b) the television episode is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery,
      (c) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale, and
      (d)   the arrangement fee is fixed or determinable.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No 123, "Share-Based Payment" ("SFAS Statement 123R") which replaces SFAS No 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No 25, "Accounting for Stock Issued to Employees." This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. SFAS No 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will not have a material impact on the Company's consolidated results of operations and earnings per share.

In December of 2004, the FASB issued SFAS No 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No 29" (SFAS 153). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company's consolidated results of operations or financial condition.

ITEM 7 - FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                         Page

  Report of independent registered public accounting firm                 32
  Consolidated balance sheet                                              33
  Consolidated statement of operations                                    34
  Consolidated statement of changes in stockholders' equity (deficit)     35
  Consolidated statement of comprehensive loss                            36
  Consolidated statement of cash flows                                    37
  Notes to the consolidated financial statements                          39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Peak Entertainment Holdings, Inc

We have audited the accompanying combined balance sheets of Peak Entertainment Holdings, Inc (the Company) as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss, and cash flows for each of the two years ending December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peak Entertainment Holdings, Inc as of December 31, 2004 and December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years ending December 31, 2004, in conformity with U.S. generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, cash flow deficits and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this significant uncertainty.

Garbutt & Elliott Limited
York, England
May 16, 2005

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                             Year Ended           Year Ended
                                          December 31, 2003    December 31, 2004
                                          -----------------    -----------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                   $  152,339                  10,235

Accounts receivable                             34,620                 498,187

Inventory                                      236,007                  91,743

Other current assets                           588,439                 861,728
                                            ----------              ----------

Total current assets                        $1,011,405               1,461,893

Deferred professional fees                     335,833                 205,834

Plant and equipment, net                       198,245                 259,649

Intangible assets, net of amortization       2,079,716               1,972,683
                                            ----------              ----------

                                            $3,625,199               3,900,059
                                            ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

CURRENT LIABILITIES

Short term borrowing                        $  582,786                       --

Advances from factor                             1,437                       --

Account payable                              1,209,339                1,301,439

Stockholders' advance account                  916,634                  752,522

Licenses fees payable                          457,715                   67,831

Other accrued liabilities                    1,325,524                2,290,629
                                            ----------               ----------

Total current liabilities                   $4,493,435                4,412,421

LONG TERM LIABILITIES

License fees payable                         1,078,009                1,234,119

Convertible debentures                         754,774                  330,652
                                            ----------               ----------

Total long term liabilities                 $1,832,783                1,564,771

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $0.001 - 900,000,000
Shares authorized, 21,774,212 and 29,040,955
issued and outstanding                      $   21,777                   29,050

Additional paid in capital                   1,650,841                4,576,739
Retained earnings (deficit)                 (3,933,998)              (5,960,203)
Other comprehensive income                    (439,639)                (722,819)
                                           -----------              -----------
Total stockholders' equity (deficit)        (2,701,019)              (2,077,133)
                                           -----------              -----------

                                            $3,625,199                3,900,059
                                           ===========              ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year ended Year ended
                                           December 31, December 31,
                                           2003                2004
                                      --------------    --------------
Revenue                                    1,014,996         1,166,156
Cost of revenue
Cost of Goods Sold                           725,066           343,156
                                      --------------    --------------

Total cost of revenue                        725,066           343,156

Gross profit                                 289,930           823,000

Operating expenses

Selling, general and administrative        2,614,593         2,597,285

Depreciation and amortization                173,830           430,227
                                      --------------    --------------

Total operating expenses                   2,788,423         3,027,512

                                      --------------    --------------

Loss from operations                      (2,498,493)       (2,204,512)

Gain/ (loss) on settlement of
  convertible debentures and
  accrued interest                                --           444,031
Foreign exchange gain                        217,273           338,850

Interest expense                            (685,327)         (604,574)
                                                        --------------
                                      --------------    --------------
Net loss                                  (2,966,547)       (2,026,205)
                                      ==============    ==============
Basic and diluted net loss per
share                                 $        (0.14)           (0.078)

Weighted average common shares            20,562,980        24,064,029
outstanding
                                      ==============    ==============

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS INC,
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Accumulated
                                                                                              Other
                                                                Additional     Retained    comprehensive
                                                                 paid in       Earnings      income /
                                      Shares     Common stock    capital       deficit        (loss)        Total
                                   ----------    ------------  ---------    ------------   -----------  -----------------
Balance, December 31, 2002        19,071,684        19,075       (19,072)      (967,451)      (71,530)     (1,038,978)

Issuance of stock, warrants,
debentures                         2,702,528         2,702     1,669,913             --            --       1,672,615

Net loss                                  --            --            --     (2,966,547)          --        (2966,547)

Cumulative translation adjustment         --            --            --             --      (368,109)       (368,109)
                                          --            --            --             --      ---------      ---------

Balance, December 31,2003         21,774,212      $ 21,777    $1,650,841    -$3,933,998     -$439,639      -$2,701019
                                  ==========      ========   ===========    ===========     =========      ==========

Buy-back of debentures             1,000,000         1,000     1,001,000             --            --       1,000,000

Issuance of convertible
debentures                         2,666,666         2,667     2,522,334             --            --       2,525,001

Conversion of debentures           1,805,000         1,805       539,695             --            --         541,500

Issuance of warrants in exchange
for future consulting service        632,077           638       133,655             --            --         134,293

Issuance of common stock and
warrants in exchange for
cancellation of short-term debt      888,000           888       443,112             --            --         444,000

Issuance of penalty shares           275,000           275       123,475             --            --         123,750

Stan Lee (Unvested)                       --            --         9,295             --            --           9,295

Vintage Filings                           --            --       155,332             --            --         155,332

Net loss                                  --            --            --     (2,026,205)          --       (2,026,205)

Cumulative translation adjustment         --            --            --             --      (283,180)       (283,180)
                                          --            --            --             --      ---------      ---------

Balance, December 31, 2004        29,040,955      $ 29,050    $4,576,739    -$5,960,203     -$722,819     -$2,077,133
                                  ==========      ========    ==========    ===========     =========     ===========

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                              Year ended Year ended
                            December 31, December 31,
                                            2003              2004
                                      ------------    ------------
Net loss                              $ (2,966,547)     (2,026,205)

Cumulative translation adjustment         (368,109)       (722,819)
                                      ------------    ------------

Comprehensive loss                    $ (3,334,656)     (2,749,024)
                                      ============    ============

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year ended          Year ended
                                                   December 31,        December 31,
                                                       2003                2004
                                                 ---------------    ---------------
Cash flows from operating activities

Net loss                                         $    (2,966,547)        (2,026,205)

Adjustment to reconcile net loss to net
cash used in operating activities:

Depreciation                                              14,460             22,580
Amortization of intangible assets                        159,370            407,647
Foreign exchange gain/(loss)                            (217,273)           338,850
Amortization of discount on debentures                   546,274            232,790
Gain on settlement of debentures                              --           (883,033)
Non-cash common stock expenses                           506,287                 --
Non-cash professional and consulting fees                     --          1,459,781
Loss on sale of intangibles                                   --            578,337
Changes in working capital:
Accounts receivable                                       35,351           (459,726)
Inventories                                               26,982            163,577
Other current assets                                    (434,445)          (223,823)
Accounts payable and other accrued liabilities         1,669,647           (150,161)
                                                 ---------------    ---------------
Net cash used in operating activities                   (659,894)          (539,386)
                                                 ===============    ===============
     Cash flows from investing activities:
Purchase of plant and equipment                          (63,676)           (71,029)
Purchase of intangibles                                  (47,132)                --
Proceeds from sale of plant and equipment                  1,807              3,565
Issue of debentures                                           --          1,078,054
                                                 ---------------    ---------------
Net cash (used in)/ provided by investing
activities                                              (109,001)         1,010,590
                                                 ===============    ===============

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

                                                        Year ended         Year ended
                                                       December 31,       December 31,
                                                           2003               2004
                                                    ---------------    ---------------

Cash flows from financing activities:
Short term borrowing, net                                   237,120           (160,028)
Stockholders' advances account                              (71,206)          (239,942)
Advances from factor, net                                     1,437                 --
Convertible debentures                                      785,000                 --
                                                    ---------------    ---------------
Net cash provided by/(used in) financing
activities                                                  952,351           (399,970)
                                                    ===============    ===============
Cumulative translation adjustment                           (40,987)          (213,338)
                                                    ===============    ===============

Increase in cash and cash equivalents                       142,469           (142,104)

Cash and cash equivalents, beginning of period                9,870            152,339
                                                    ---------------    ---------------
Cash and cash equivalents, end of period            $       152,339             10,235
                                                    ===============    ===============
Supplemental disclosures of cash flow information
Interest Paid                                       $        24,533              1,182
                                                    ===============    ===============
Purchases of licenses through issuance of long
term liabilities                                    $        17,785           (407,036)
                                                    ===============    ===============
Accounting for reserve acquisition                          208,500                 --
                                                    ===============    ===============
Issuance of shares in settlement of liability               332,500            444,000
                                                    ===============    ===============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

1     Description of Business and Future Prospects

      Peak Entertainment Holdings, Inc, formerly Peak Entertainment Ltd, was formed on November 20, 2001 as an integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc to take property from concept to consumer in-house, controlling and co-ordinating broadcast, promotions and product launches (toys, apparel, video games, etc.) to build market momentum and worldwide brand quality. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the financial statements, at December 31, 2004 and for the twelve months then ended, the Company has suffered recurring losses, negative cash flows from operations, negative working capital, an accumulated deficit of $5,960,203 and a stockholders' deficiency of $2,077,133.

      As shown in the accompanying financial statements, the Company incurred a net loss of $2,026,205 during the current period. Current economic conditions have limited the ability of the Company in acquiring additional equity capital.

      In response to economic conditions, management has implemented expense reduction and revenue enhancements as well as initiated additional investor financing. Specifically, management has implemented reductions on the salaries of senior management. Also, nonessential capital expenditures, travel and other expenses have either been eliminated or postponed. Management has shifted its corporate and business development activities to focus strategic resources. To that end, the Company continues to pursue a three million dollar bridge financing round directed toward existing and strategic investors. Management believes the combination of these actions maximizes the probability of the Company's ability to remain in business. A portion of that capital has been secured recently but it is still uncertain at this stage whether the Company will be totally successful in accomplishing these objectives. Without this capital there is some uncertainty about the Company's ability to continue as a going concern though management are close to completing this transaction following the appointment of credible merchant bankers and management consultants. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      The Company has developed a business plan to increase revenue by capitalizing on its integrated media products. The Company is in constant discussions with outside sources to provide the required funds to cover operational costs. This continuous need raises substantial doubt about the Company's ability to continue in existence. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty. While the Company is optimistic that it can execute its business plan, there can be no assurance that;

      a) increased sales necessary to obtain profitability will materialize, and

      b) the Company will be able to raise sufficient cash to fund the additional working capital requirements.

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

      Cameo Collectables Ltd was formed on August 20, 2002 and was owned by Wilfred and Paula Shorrocks until February 7, 2003 when Peak Entertainment Holdings, Inc acquired the whole of the share capital of Cameo Collectables Ltd. Prior to February 7, 2003 the financial statements of Cameo Collectables Ltd were combined with Peak Entertainment Holdings, Inc as both entities were under common control.

      (B) Basis of Preparation

      The financial statements have been prepared on a going concern basis, the validity of which depends upon future funding being available. The validity of the going concern concept is also dependent upon the continued support of the directors.

      Should such support be withdrawn and funding not made available, the company may be unable to continue as a going concern. Adjustments would have to be made to reduce the value of assets to their recoverable amount to provide for any further liabilities which might arise and to reclassify fixed assets as current assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

2     Summary of Significant Accounting Policies (continued)

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

      (D)   Revenue Recognition

      The Company generates revenues from three distinct sources; the license fees generated from the production of television entertainment, character licensing and sales of character related consumer products. Revenue from the production of television entertainment is recognized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film". Under this guidance, the Company recognizes revenue from the sale of television entertainment when all of the following conditions are met:

      1. Persuasive evidence of a sale or licensing arrangement with a customer exists,

      2. The television episode is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery,

      3. The license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale, and

      4.    The arrangement fee is fixed or determinable.

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

      (H)   Asset Impairment

      The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such an asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

      (I)   Cash Equivalents

      For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company maintains bank accounts in the United States of America, United Kingdom and Hong Kong. The balances held in these accounts are $11,161, UK(pound)(1,123), and HK $1,998 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

2     Summary of Significant Accounting Policies (continued)

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

      (K)   Advertising costs

            Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $46,286 and $7,233 for the years ended December 31, 2003 and December 31, 2004, respectively.

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

      Basic and diluted earnings per share are the same during the year ended December 31, 2003 and 2004 as the impact of dilutive securities is antidilutive. There were 7,050,000 warrants to purchase shares of the Company's common stock outstanding as of December 31, 2004.

      (P)   Warrants

      The Company issues warrants to purchase shares of its common stock in exchange for services and in combination with the sale of convertible debentures. The Company accounts for warrants issued in exchange for services in accordance with EITF 96-18 "Accounting for Equity Instruments that are Issued to other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The Company records expenses based on the fair value of the equity instruments. The Company measures the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete.

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

      (Q)   Recent Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

2     Summary of Significant Accounting Policies (continued)

      (Q)   Recent Accounting Pronouncements (continued)

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No 123, "Share-Based Payment" ("SFAS Statement 123R") which replaces SFAS No 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No 25, "Accounting for Stock Issued to Employees." This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. SFAS No 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will not have a material impact on the Company's consolidated results of operations and earnings per share.

      In December of 2004, the FASB issued SFAS No 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No 29" (SFAS 153). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company's consolidated results of operations or financial condition.

3     Significant current assets and liabilities

      Included within current assets and current liabilities are the following significant balances:

                                             December 31,         December 31,
                                                  2003              2004
                                           ---------------   ---------------
Other current assets
Prepaid consulting                                 153,990                --
Accrued royalty income                              88,925           826,242
Monies in Escrow                                   276,379                --
Other current assets                                69,145            35,486
                                           ===============   ===============
                                                   588,439           861,728
                                           ===============   ===============
Accounts payable
UK professional fees                               182,866           373,613
US professional fees                                    --           222,160
Stock supplies - Countin' Sheep                    164,355                --
TV animation costs - Monster Quest                 119,720           129,689
Other accounts payable                             742,398           575,977
                                           ===============   ===============
                                                 1,209,339         1,301,439
                                           ===============   ===============
Other accrued liabilities
Consultancy fees                                   188,521           196,513
Wumblers pilot show costs                          271,954           111,448
Deferred royalties income                           68,734           957,060
Sales and payroll taxes                            193,084           409,195
Debenture interest                                 120,424           100,802
Legal fees                                          97,753                --
Other accrued liabilities                          385,054           515,611
                                           ===============   ===============
                                                 1,325,524         2,290,629
                                           ===============   ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

4     Plant and Equipment

      Plant and equipment comprise the following: 2003 2004

Fixtures and fittings           $135,966   $ 74,051
Moulds and tooling               105,674    123,124
Computer equipment & software     41,405    103,699
                                --------   --------

                                 283,045    300,874
Accumulated depreciation          84,800     41,225
                                --------   --------

                                 198,245    259,649
                                ========   ========

      The Company can now utilize the moulds and tooling acquired from the acquisition of Jusco Toys Ltd (Hong Kong). The Company owns other moulds and tooling included above that has a cost of $13,670, which it is currently using and hence depreciating.

5     Intangible Assets

      Intangible assets comprise the following at December 31, 2004.

                               Cost       Accumulated      Total
                                         amortization

Licences                    $1,365,959   $  193,214   $1,172,745
Trademarks                     136,642        9,947      126,695
Film and television costs      663,814           --      663,814
Website costs                   24,930       15,501        9,429
                            ----------   ----------   ----------

                            $2,191,345   $  218,662   $1,972,683
                            ==========   ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

5        Intangible Assets (continued)

         Intangible assets comprise the following at December 31, 2003.

                                       Cost             Accumulated        Total
                                                       amortization

Licences                                $1,984,870   $      213,982   $1,770,888
Trademarks                                 126,138            4,025      122,113
Film and television costs                  170,338               --      170,338
Website costs                               23,014            6,637       16,377
                                        ----------   --------------   ----------
                                        $2,304,360   $      224,644   $2,079,716
                                        ==========   ==============   ==========

         As of December 31, 2004, the estimated aggregate amortization expense, based on current levels of intangible assets for the succeeding five years is as follows:

                                                                       $

         December 31, 2005                                            80,606
         December 31, 2006                                             391,838
         December 31, 2007                                             391,838
         December 31, 2008                                             391,838
         December 31, 2009                                             386,877


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

5    INTANGIBLE ASSETS (CONTINUED)

     Intangible assets comprise the following at December 31, 2003.

                               Cost        Accumulated       Total
                                           amortization

Licences                    $  1,984,870   $    213,982   $  1,770,888
Trademarks                       126,138          4,025        122,113
Film and television costs        170,338           --          170,338
Website costs                     23,014          6,637         16,377
                            ------------   ------------   ------------
                            $  2,304,360   $    224,644   $  2,079,716
                            ============   ============   ============
As of December 31, 2004, the estimated aggregate amortization expense, based on current levels of intangible assets for the succeeding five years is as follows:

                                                         $

December 31, 2005                                         80,606
December 31, 2006                                        391,838
December 31, 2007                                        391,838
December 31, 2008                                        391,838
December 31, 2009                                        386,877

6    INCOME TAXES

The components of the deferred tax balances at December 31, 2003 and 2004 are as follows.

                                                        2003         2004

Deferred tax assets - non - current
Loss carry forwards                                  $ 728,959    $ 919,690
                                                     ---------    ---------
Total deferred tax assets                              728,959      919,690
                                                     ---------    ---------
Deferred tax liabilities - current
Depreciation and amortization not currently
deductible for tax purposes                             19,401         --
                                                     ---------    ---------
Total deferred tax liabilities                          19,401         --
                                                     ---------    ---------
Net deferred tax asset  before valuation allowance     709,558      919,690
Valuation allowance                                   (709,558)    (919,690)
                                                     ---------    ---------
Net deferred tax asset                               $    --      $    --
                                                     =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

6    INCOME TAXES (CONTINUED)

     The Company's effective tax rate of 0% differs from the statutory rate of 30% due to the fact that the Company, at this point in time, considers it more likely than not that the deferred tax asset related to net operating loss carryforwards will not be recognized. Accordingly, deferred tax assets at December 31, 2003 and 2004 have been reduced by a valuation allowance relating to the tax benefits attributable to net operating losses. Operating losses can be carried forward indefinitely in the United Kingdom. At December 31, 2004 net operating loss carry forwards totaled $3,065,635.


     It has been assumed that any losses will be utilised against the first available profits at a tax rate of 30% but a tax rate of 19% may be used, if the small Company rate of tax is utilised.

7    SHORT TERM BORROWINGS

     On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was originally due on January 10, 2003. The debt has not been fully repaid and is due upon demand. Accordingly, the outstanding debt of $220,937 and all accrued interest totaling $115,596 is included in short term borrowings. The debt is collateralized by certain inventory of the Company's subsidiary, Jusco UK Ltd.

     In November 2003, the Company borrowed $250,000 from an individual lender. There were no terms for repayment and no interest was charged to the Company during the quarter. On April 28, 2004, the Company entered into an agreement whereby it exchanged the debt of $250,000 for 500,000 shares of common stock. See note 10.

8    ADVANCES FROM FACTOR

     On January 13, 2003 the Company entered into an invoice factoring agreement with IFT London Ltd ("IFT"). Under the agreement, the Company specifically identified receivables that it wanted to receive advances on and submitted them to IFT. Once IFT approved the receivables that were submitted, the Company received 70% of the invoice amount. Customers were then instructed to pay IFT directly. When the customer paid the entire outstanding balance to IFT, the Company received the remaining 30% of the invoice amount, less a financing charge equal to 8% of the total invoice amount. The Company no longer factors receivables through this agreement.

     On October 2, 2003 Cameo Collectables Limited entered into an invoice factoring agreement with Arbuthnot Commercial Finance Ltd ("ACF"). Under the agreement, the Company identified receivables that it wanted to factor and submitted them to ACF. Once ACF approved the receivables that were submitted it purchased the receivables with recourse and invoiced the customers direct. ACF paid 100% of the invoice amount to a current account on the collection date. Customers paid ACF directly.

     ACF's financing charge of 1.75% of the total invoice amount was debited to the current account. The Company was entitled to withdraw any credit balance on the current account representing cleared funds.

     The Company accounted for this arrangement in accordance with Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement any invoice not paid 6 months after the date on which it was due to be paid can be re-sold back to the Company. Accordingly, the Company recorded the advances received as a liability until the customer invoice is paid in full. In addition, the Company recognized the interest charge in full at the time the initial advance was received. The assets of Cameo Collectables Limited are pledged as security to Arbuthnot Commercial Finance Limited.

     The above agreements ceased on the 21 January 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

9    CONVERTIBLE DEBENTURES

     Convertible debentures are comprised of the following as at December 31, 2004:

Old convertible debentures                                               $
Balance at December 31, 2003                                       754,774
Settlement and release agreement                                  (754,774)
                                                                  ========
New convertible debentures:
Amortized debt discount quarter ended March 31, 2004               120,424
Amortized debt discount quarter ended June 30, 2004                128,586
Released on conversions during quarter ended September 30, 2004    (90,104)
Amortized debt discount quarter ended September 30, 2004            87,035
Amortized debt discount quarter ended December 31, 2004             84,747
                                                                  --------
Balance at December 31, 2004                                       330,652
                                                                  ========

10   COMMITMENTS

     The Company leases buildings under non-cancelable operating leases. Future minimum lease payments under those leases are as follows at December 31, 2004

     Year ending December 31, 2005                                 $40,415
                                                                    ======


     Rent expense for all operating leases charged against earnings amounted to $69,028 in 2003 and $57,109 in 2004.


11   CONTINGENT LIABILITIES

     As at March 31, 2005, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business and except as described below.

     In 2002, we entered into an agreement with CK Supermarket to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At December 31, 2004, the balance was $386,095 including interest of $115,596.. The debt was originally due on January 10, 2003. At March 31, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. We have been and remain in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As CK Supermarket has previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

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

     On August 13, 2004, in a labor action entitled Thomas Bernard Skahill v. Peak Entertainment Holdings, Inc. before the Labor Commissioner of the State of California, the Company was ordered to pay $24,358.27 in wages, expenses, penalties, and interest in connection with an employment claim. We are informed that the matter was confirmed as a judgment on or about October 15, 004 by the Superior Court of the State of California in the amount of $24,938.57.

     We are informed that on or about April 6, 2004,  James E. Skahill and Marie
     A. Skahill filed a complaint for damages for breach of contract against Peak Entertainment Ltd. before the Superior Court of the State of California for the County of Los Angeles, Northeast District, Case No. GC033622 alleging breach of a lease and seeking damages in an amount to be determined. We believe that the matter was not properly commenced with proper service upon Peak Entertainment Ltd. We have not submitted a response to the matter before the Superior Court of the State of California. We are unaware of the present status of the matter before the Superior Court of the State of California and we are unable to evaluate the likelihood of an unfavorable outcome, nor provide an estimate of the amount or range of potential loss.

     On January 5, 2004, we completed a transaction, pursuant to a Settlement Agreement and Release dated as of December 22, 2003, with former debenture holders: AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd, and AJW Qualified Partners, LLC. Pursuant to the terms of the settlement agreement, the former debenture holders had the right, thirteen months after the closing of the transaction, to provide notice to the Company of an exercise of a "put" right pursuant to which we would buy from the former debenture holders all of the 1,000,000 shares of common stock issued to them pursuant to the settlement agreement, at the price of $0.75 per share. Pursuant to the terms of the settlement agreement, the former debenture holders were to provide us with written notice if they wished to exercise the put right after thirteen months and prior to one year and two months after the closing of the transaction, at the expiration of which, the put right terminates. Closing on the put was to occur within ten business days from receipt of notice of the put. On or about January 10, 2005, the former debenture holders submitted a notice to exercise the put right. On or about January 26, 2005, the former debenture holders resent the January 10, 2005 notice to exercise the put right. We believe that the notice was not properly submitted in accordance with the notice procedures provided in the settlement agreement. To the best of our knowledge, and after inquiry to the counsel for the former debenture holders of the "put", no notice of exercise of the "put" was sent to us. Accordingly, we considered the notice ineffective and did not honor the notice. In or about March 2005, an agent for the former debenture holders informed us that the former debenture holders may institute a legal proceeding to enforce their put rights. We understand that the former debenture holders filed a lawsuit in this regard in or about March 21, 2005. As of May 6, 2005, we have not been served with the lawsuit. In the event that we are served with a lawsuit, we intend to contest the matter vigorously. We may be required to pay $750,000 for repurchase of 1,000,000 shares of common stock from the former debenture holders, plus potential interest and costs, if we lose such threatened litigation.

12   TRANSACTIONS WITH RELATED PARTIES

     The relationship between the Company and its related parties are:

     Wilfred and Paula Shorrocks are deemed to be related parties as they are directors and shareholders of Peak Entertainment Holdings, Inc.

     Terence Herzog and Michael Schenkein are deemed to be related parties as they are principals of Agora Capital Partners Inc, a management consulting company. They were directors of Peak Entertainment Holdings, Inc. Terence Herzog is a shareholder of Peak Entertainment Holdings, Inc. In December 2004, Mr. Herzog and Mr. Schenkein resigned as directors of the Company.

     During the period the company had the following transactions with its related parties:

     a)   Wilfred and Paula Shorrocks

          i)   Movements on stockholders' advances account

               Balance due by company, December 31,2002            $894,193
               Reapayments                                          (71,206)
               Foreign exchange loss                                 93,647

--------------------------------------------------------------------------------
               Balance due by the Company, December 31, 2003      $ 916,634
               Cash advances                                         88,598
               Repayments                                          (247,390)
               Foreign exchange loss                                 (5,320)
                                                                  ---------
               Balance due by the Company at December 31, 2004    $ 752,522
                                                                  =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

12   TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

          Interest amounting to $24,038 in the year to December 31, 2004 and $nil in the year to December 31, 2003 has been accrued.

          On March 24, 2004, the Company signed a promissory note which established a repayment schedule for the amounts advanced by the stockholders. The amount advanced is to be repaid in installments of $25,000 on January 31, 2005, May 31, 2005, September 30, 2005,
          December 31, 2005, March 31, 2006 and September 30, 2006 and installments of $100,000 on March 31, 2007 and September 30, 2007, with any balance to be repaid in full on January 31, 2008.

          Interest will accrue commencing July 1, 2005 on any unpaid balance, at 8% per annum.

          The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company.

     ii)  License agreement

          On April 30, 2002, the Company entered into a license agreement with Wilfred and Paula Shorrocks whereby the Company acquired the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement the Company has undertaken to pay to Wilfred and Paula Shorrocks a guaranteed minimum royalties amount of US $1,000,000, with the agreement treated for accounting purposes as due to expire on December 31, 2023. On April 14, 2004, the Company entered into an amendment of the license agreement which established a minimum quarterly royalty payment of $12,500 beginning September 30, 2004. This liability is included in license fees payable and the related asset is included in intangible assets.

          On February 25, 2002, the Company entered into a license agreement for rights to Monsters In My Pocket from Morrison Entertainment Group, Inc., in which Wilfred and Paula Shorrocks were also parties. Pursuant to the agreement, Wilfred and Paula Shorrocks were individually entitled to a certain percentage of the revenues. The Company was entitled to 10% of the revenues from the United States, 35% of the revenues from the United Kingdom, and 40% of the revenues from other territories. Morrison Entertainment Group was entitled to 60% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 30% of the revenues from other territories. The Shorrocks were entitled to 30% of the revenues from the United States, 32.5% of the revenues from the United Kingdom, and 30% of the revenues from other territories. The revenue allocation referred to revenues from character and merchandise licensing and sales activities, and the allocation was to be adjusted for entertainment production financing terms. In October 2004, Morrison Entertainment Group sent the Company a notice terminating any and all agreements with the Company. On December 22, 2004, the Company entered into an agreement with Morrison Entertainment Group, whereby the parties dissociated the Company's Monster Quest property and products from Morrison Entertainment Group's Monster In My Pocket property and products. Any and all agreements between the parties entered into prior to December 22, 2004, including license agreements, were terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

12   TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     b)   Terence Herzog and Michael Schenkein

          i)   Consulting services

               From March 2003 through June 2004, Agora Capital Partners Inc, through Terence Herzog and Michael Schenkein, has provided management consulting services to the Company. The Company paid aggregate fees of $nil in the year to December 31, 2004 and $46,000 in the year to December 31, 2003.


13   WARRANTS

     On July 24, 2003, pursuant to a consulting agreement with POW! Entertainment LLC and Stan Lee, the Company issued to POW warrants to purchase 750,000 shares of the Company's common stock exercisable for five years at $0.35 per share in exchange for consulting services to be provided over a three year term. Warrants to purchase 375,000 shares of common stock vested upon execution of the consulting agreement, and the remaining warrants to purchase 375,000 shares of common stock vested on July 24, 2004. POW has the right to demand registration of the shares of common stock underlying the warrant at the Company's expense, although no demand had been received at the date of this report.

     The warrants have been valued using the Black-Scholes Option Model. The value of the warrants that vested immediately was $390,000 on the date of grant. The value of these warrants has been recorded as deferred professional fees and will be amortized to earnings ratably over the three year service period.

     The value of the warrants that were subject to future vesting, and vested on July 24, 2004, were determined at the end of each reporting period. The Company recorded the expense for each quarter based on the value of the warrants at the end of each reporting period. For the quarter ended June 30, 2004, the Company recorded an expense of $10,918 related to these warrants, and for the six months ended June 30, 2004, the Company recorded an expense of $9,295.

     On July 15, 2003, pursuant to a consulting agreement with Mr Jack Kuessous, the Company issued to Mr Kuessous warrants to purchase 240,000 shares of the Company's common stock with an exercise price of $1.20 per share in exchange for consulting services over a one year period. The warrants vested immediately upon execution of the consulting agreement. The warrants have been valued using the Black-Scholes Option Model and had a value of $263,983 on the date of grant. The value of these options has been recorded as a current asset and has been fully amortized to earnings.

     On December 17, 2003, the exercise price of the warrants held by Mr. Kuessous was changed from $1.20 per share to $0.50 per share. The amount to be expensed over the remaining service period related to the $1.20 warrants was the remaining unamortized fair value of the $0.50 warrants as of December 17, 2003, plus the amount by which the fair value of the $1.20 warrants valued as of December 17, 2003 was greater than the fair value of the $0.50 warrants immediately before the terms were modified. The Company used the Black-Scholes Option Model and determined that the value of the $0.50 warrants immediately prior to the conversion of the terms was essentially the same as the $1.20 warrants granted on December 17, 2003. Accordingly, the Company has now fully amortized the original value of $263,983.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

13   WARRANTS (CONTINUED)

     In July 2003, Mr Kuessous advanced the Company $100,000. On December 17, 2003, the Company entered into a "Cancellation of Debt in Exchange for Securities Agreement", whereby Mr Kuessous cancelled the $100,000 owed to him by the Company in exchange for 583,333 shares of common stock of the Company and 150,000 common stock purchase warrants with an exercise price of $0.50 per share. The warrants vested immediately and are exercisable over a three year period. The warrants have been valued using the Black-Scholes Option Model and had a value of $79,449 at the date of grant and the common stock had a value of $332,500 on the date of issuance. The total value of the common stock and warrants is $411,995 and was compared with the $100,000 carrying value of the advances, resulting in an additional expense of $311,995, which was included in selling, general and administrative expenses in 2003.

     On January 5, 2004, the Company completed a "Settlement Agreement and Release" with former holders of 12% convertible debentures. Under the agreement, the Company exchanged $1,000,000 and 1,000,000 shares of unregistered common stock in return for the surrender of an aggregate of $215,000 principal amount of 12% convertible debentures, accrued interest and warrants to purchase 645,000 shares of common stock, issued pursuant to a "Securities Purchase Agreement" dated as of February 28, 2002, and an aggregate of $785,000 principal amount of 12% convertible debentures, accrued interest and warrants to purchase 1,570,000 shares of common stock, issued pursuant to a "Securities Purchase Agreement" dated as of April 22, 2003. The $1,000,000 consisted of $500,000 paid on January 5, 2004 and $500,000 in promissory notes, which was subsequently paid on March 22, 2004. The agreement provided that, after a period of thirteen months from January 2004, all of the 1,000,000 shares of common stock still owned at that time by the former debenture holders may be put to the Company at a price $0.75 per share, on an all-or-none basis, for a one month period. The Company also paid for $10,000 of the former debenture holders' legal fees and expenses in connection with the transaction.

     The Company accounted for this transaction in accordance with EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". Accordingly, the Company first allocated the consideration paid based on the fair value of the warrants to be repurchased and the beneficial conversion features as of January 5, 2004. Any remaining consideration was used to offset the carrying value of the convertible debentures and accrued interest and resulted in a gain on the extinguishment of the debt. The Company determined that the fair value of the warrants to be repurchased and the beneficial conversion features at January 5, 2004 exceeded the total consideration to be paid of $1,580,000. Accordingly, the Company recorded a gain on the extinguishment of the convertible debentures and accrued interest. In accordance with FAS 133, the 1,000,000 shares of common stock are considered an embedded derivative instrument and recorded as equity.

     On January 5, 2004, the Company entered into "Securities Purchase Agreements" with four accredited investors. Pursuant to the agreements, the Company sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchase warrants, exercisable for five years at $0.50 per share. The purchase price totaled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. The conversion price may be adjusted downward for issuances of securities by the Company at prices below the lower of $0.50 per common share, or fair market value for such securities as determined at the time of issuance. Annual interest payments on the debentures are due on January 7 of each year, commencing January 7, 2005. At the option of the Company, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause the Company to issue common stock in exchange for interest. Unless upon 75 days prior written notice, the debenture and warrant holder may not convert the debentures or warrants for shares of common stock to the extent that such conversion would cause it to beneficially own 4.9% or more of our then issued and outstanding common stock. After the tenth consecutive business day in which the common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

13   WARRANTS (CONTINUED)

     The warrants have been valued using the Black-Scholes Option Model at a value of $1,649,901 at the date of grant. A discount of the full amount of the debt was recorded and will be amortized over the life of the debt of approximately 3 years.

     During the quarter to September 30, 2004, $541,000 of the 8% convertible debentures was converted at $0.30 per share into 1,805,000 shares of common stock. A loss on conversion of $481,395 was recognized during that quarter.

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

     On September 28, 2004, the Company entered into a "Securities Purchase Agreement" with three accredited persons. Pursuant to the agreements, the Company sold 1,666,666 shares of common stock and 1,750,000 common stock purchase warrants, exercisable for three years at $0.50 per share, for an aggregate purchase price of $500,000.

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

13   WARRANTS (CONTINUED)

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

14   SHARE TRANSACTIONS

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

     Legend Merchant Group, Inc acted as the placement agent for the above transaction. All of the purchasers were pre-existing customers of Legend Merchant Group. The Company paid Legend a fee of $25,000, and 100,000 common stock purchase warrants exercisable for three years at $0.50 per share and 60,000 common stock purchase warrants exercisable for three years at $0.75 per share, for its services. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $92,794 at the date of grant which was March 10, 2004 The total fee of $117,744 has been offset against the proceeds of the offering.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

14   SHARE TRANSACTIONS (CONTINUED)

     On September 1, 2004, the Company entered into a consultancy agreement with CEOcast, Inc. to provide consultancy services for a six month period commencing September 1, 2004, in exchange for 400,000 shares of common stock of the Company. These shares had a value of $44,000 at the date of grant.

     On August 17, 2004, the Company issued 75,001 shares to Portfolio PR in connection with professional services provided. The shares had a value of $18,750 at the date of the grant. The Company expensed $36,000 as professional fees during the quarter, being the value of professional services received, and recognized a profit of $17,250 on issue of the shares.

15   REVERSE ACQUISITION

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

16   STOCKHOLDERS' EQUITY

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

     The debentures carried interest at 12%, matured one year from the date of issuance and were convertible at the option of the holder at the lower of $1.00 or 50% of the average of the three lowest intra-day trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The warrants were exercisable for five years at $0.31 per share.

     The Company recorded these debentures and warrants in accordance with the provisions of EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments". Under the provision of EITF 00-27, the Company allocated the total proceeds received between the convertible debentures and the warrants based on their relative fair values at the date of issuance. The Company then estimated the intrinsic value of the beneficial conversion feature resulting from the ability of the debenture holders to convert at a 50% discount. As a result, the Company recorded a debt discount of $785,000. The debt discount was amortized as interest expense over the life of the debentures of one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

16    STOCKHOLDERS' EQUITY (CONTINUED)

      On February 28, 2002, Palladium, the predecessor to Peak Entertainment Holdings, Inc entered into an agreement pursuant to which Palladium issued $215,000 in convertible debentures and issued warrants to purchase 645,000 shares of the Company's common stock exercisable for five years at $0.31 per share. These debentures and warrants were subsequently repurchased in January 2004.

      On April 28, 2004, the Company entered into an agreement with Laura Wellington, whereby it exchanged a debt of $250,000 owed to Ms Wellington for 500,000 shares of common stock. Ms Wellington had loaned $250,000 to the company in November 2003. The total value of the common stock at the date of grant was $250,000 compared with the $250,000 carrying value of the advance, so there was no additional expense.

      On July 23, 2004, the Company entered into an agreement with Laura Wellington, whereby it exchanged a debt of $194,000 owed to Ms Wellington for 388,000 shares of common stock. The total value of the common stock at the date of the grant was $194,000 compared with the $194,000 carrying value of the debt, so there was no additional expense.

17    SUBSEQUENT EVENTS

      On January 4, 2005, the Company entered into a consulting agreement with Salvani Investments, pursuant to which it issued 1,000,000 warrants, exercisable for 5 years at $0.50 per share, in exchange for business consulting and investor relations services.

      On January 5, 2005, the Company sold to Dan Brecher 250,000 warrants, exercisable for three years at $0.50 per share, for $2,500.

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

On April 10, 2005, we issued 159,575 shares of restricted common stock to Crescent Fund, LLC in return for financial consulting services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 5, 2003, we notified Chisholm & Associates, our independent public accountants, that the Company was terminating its services, effective as of that date. Our Board of Directors approved such decision.

Chisholm's opinion in its report on our financial statements for the year ended June 30, 2002 (prior to the Company's reverse acquisition with Peak Entertainment Ltd.), expressed substantial doubt with respect to the Company's ability, at that time, to continue as a going concern. During the year ended June 30, 2002 and for the six months ended June 30, 2001 and 2000, and the years ended December 31, 2000 and 1999, Chisholm did not issue any other report on our financial statements which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as to going concern issues. Furthermore, during such period there were no disagreements with Chisholm within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

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

On August 20, 2004, we notified Goodband Viner Taylor, our independent public accountants, that we were terminating its audit services, effective as of that date. The Company's Board of Directors approved such decision.

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

On August 20, 2004, the Company engaged Garbutt & Elliott Ltd., York, United Kingdom, as its independent public accountants. The Company did not previously consult with Garbutt & Elliott Ltd. regarding any matter, including but not limited to:

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

On March 1, 2005, we entered into a non-binding letter of intent with Maverick Entertainment Group plc (UK ) concerning a possible business combination of the parties. The proposed transaction is presently contemplated to involve an exchange of shares of the parties and is to occur by June 30, 2005. The terms of the transactions have not been clearly defined, and no further progress on the terms has been addressed.

We entered into a representation agreement, dated March 1, 2005, with Maverick Entertainment Group plc (UK), pursuant to which we acquired, on a worldwide basis, other than for video, DVD and publishing rights in the United Kingdom and Ireland, the right to exploit television broadcasting rights for Muffin the Mule and for Snailsbury Tails, and the right to negotiate with and grant manufacturers and other interested parties licenses in relation to the manufacture and distribution of merchandise. We are entitled to 35% of gross receipts in the UK and 40% of gross receipts in the rest of the world. The agreement expires on February 28, 2008, subject to automatic renewal if a minimum (pound)500,000 in royalties has been paid to Maverick.

We entered into an agreement, dated March 7, 2005, with 4Kids Entertainment, Inc. The territory covered by the agreement is the United States. The term of the agreement is March 7, 2005 through December 31, 2011. Pursuant to the agreement, we granted to 4Kids certain exclusive television broadcast and home video rights to 52 episodes of the television series The Wumblers. 4Kids is to use reasonable commercial efforts to cause the series to be broadcast on network television in the territory for a minimum of 52 broadcasts commencing on or before January 1, 2007. As to broadcasts for which 4Kids controls the programming schedule or distribution method, revenues derived by 4Kids shall be retained 100% by 4Kids and such revenues shall not be deemed net series income. Revenues derived by 4Kids from broadcasts in the territory that 4Kids does not control is to be divided as follows: 35% to 4Kids and 65% to Peak. With respect to home video sales, we are entitled to a royalty of 15% of net wholesale sale price if the wholesale price is greater than $10 per unit and 10% of the net wholesale price if the wholesale price is $10 or less per unit. We also appointed 4Kids as our exclusive agent in the territory during the term to represent all merchandising, publishing and promotional rights to the series and all characters and elements contained in the series. 4Kids is to pay us $125,000 as a nonrefundable license fee and $125,000 as an advance against royalties, payable as follows: $4,807 as license fee and as an advance per episode upon delivery and acceptance by 4Kids of each of the episodes. The $125,000 advance shall be offset against Peak's share of royalties. We are entitled to 60% and 4Kids is entitled to 40% of the series net income from the exploitation of the home video rights and merchandising rights derived in the territory. Series net income is defined as gross receipts from the exploitation or license by 4Kids of the home video rights and the merchandising, less certain production costs, and less actual out-of-pocket expenses, excluding overhead expenses, incurred by 4Kids in connection with the exploitation of the television and merchandising rights, and less third party out-of-pocket syndication costs paid by 4Kids. Series net income does not include any advertising revenue received by 4Kids from the sale of advertising on any 4Kids controlled broadcasts. 4Kids has an annual option to license television rights and home video rights to at least thirteen additional episodes per broadcast season. The term is to be extended for an additional year upon exercise of such option. If Peak does not produce additional episodes and 4Kids desires to produce such additional episodes, 4Kids shall have the right to do so on terms and conditions to be negotiated in good faith by the parties. We also granted to 4Kids the non-exclusive right to represent and negotiate worldwide or multi-territory licenses, for which advances, royalties and guarantees from such licenses generated in the United States will be considered series net income, and advances, royalties and guarantees from such licenses generated outside the United States or are attributable to sales outside the United States are to be divided as follows:
15% to 4Kids and 85% to Peak.

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

MANAGEMENT PROFILE

WILFRED SHORROCKS, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Mr. Shorrocks, co-founded Peak Entertainment Ltd. in November 2001 and he became Chairman, Chief Executive Officer and a director of Peak Entertainment Holdings, Inc. in April 2003. Prior to that, Mr. Shorrocks was co-founder of Just Group, Plc., where he acted as its Chief Executive Officer from 1987 to 2001. At Just Group, Mr. Shorrocks was responsible for all areas of activity relating to development and creation of concepts through to intellectual property acquisition, corporate acquisition, and financing activities. In January 2002, about five months subsequent to his August 2001 departure from Just Group, Just Group entered into administration, a process similar to the Chapter 11 bankruptcy process. In 1980, he founded Acamas Toys, a developer of toys, and he sold his ownership of Acamas Toys in 1987. From 1973 to 1980, Mr. Shorrocks worked in sales at what was, at that time, the world's largest toy maker, Dunbee Combex Marx, makers of Sindy dolls and Hornby railways, and he became Sales & Marketing Director for the Burbank sales division of Dunbee Combex Marx. He is the spouse of Paula Shorrocks, and the brother of Alan Shorrocks.

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

TERMINATION OF EMPLOYMENT FROM JUST GROUP PLC (UK) AND LEGAL PROCEEDINGS AGAINST JUST GROUP PLC

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

The Board of Directors are responsible for matters typically performed by an audit committee. We do not have a separate audit committee, nor any other committee, of the Board of Directors. No person serving on our Board of Directors qualifies as a financial expert. We seek to attract persons with financial experience to serve on our Board of Directors and we intend to form an audit committee of the Board of Directors during our fiscal year 2005

We have not yet adopted a code of ethics applicable to our directors, officers and employees. However, we expect to adopt a code of ethics during our fiscal year 2005.

We presently do not have a separate nominating committee of the Board of Directors for the selection of directors, and do not have a nominating committee charter. Presently, all such actions are performed by the entire Board of Directors.

OTHER INFORMATION ABOUT DIRECTORS

Other than as reported, none of the directors are directors of other reporting companies, are associated by family relationships, or have been involved in legal proceedings.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly compensated executive officers whose total annual salary and bonus for the past three fiscal years exceeded $100,000:

                                                                          Fiscal
Name and Principal Position              Year            Salary            Bonus         Other (1)
---------------------------              ----            ------            -----         ---------
Wilfred Shorrocks,(2)                    2004            $9,074             $0               $0
  Chief Executive Officer                2003             7,556              0                0
                                         2002             5,200              0                0

(1)   Does not include repayment of advances made by the executive to us.
(2) We intend to enter into an employment agreement with Mr. Shorrocks and other executive officers during our 2005 fiscal year.

DIRECTOR COMPENSATION

We do not have a compensation plan for directors. We may adopt one during our 2005 fiscal year.

EMPLOYEE STOCK OPTION

During our fiscal year 2005, we intend to adopt and implement, subject to stockholder approval, an employee stock incentive plan, whereby we may issue shares of common stock and stock options to our employees and consultants. We intend for the plan to cover the issuance of an amount equal to, or up to 10% of our outstanding shares of common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of May 1, 2005, the shares of our common stock beneficially owned by

o by each person who is known by us to beneficially own more than 5% of our common stock;
o     by each of our officers and directors; and
o     by all of our officers and directors as a group.

This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of May 1, 2005, we had 31,180,530 shares of common stock issued and outstanding.

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

----------------------------------------------------------- ----------------------  -------------------  -------------
                                                                                     Additional Shares
Name and Address                                              Amount and Nature         Acquirable         Percent
of Beneficial Owner                                          of Beneficial Owner      Within 60 days       Of Class
----------------------------------------------------------- ----------------------  -------------------  -------------
Wilfred Shorrocks  (1)(2)(3)                                             8,361,899                    0           26.8%
Paula Shorrocks  (1)(2)(3)                                               8,361,899                    0           26.8%
Phil Ogden   (1)                                                           476,792                    0            1.5%
Alan Shorrocks  (1)(3)                                                     476,792                    0            1.5%
Nicola Yeomans  (1)                                                              0                    0              0%
Platinum Partners Global Macro Fund LP (4)(5)                              650,000            3,500,000           12.0%
   152 West 57th Street
   New York, NY 10019
Dan Brecher  (5)(6)                                                      1,196,667            1,570,000            8.4%
   c/o Law Offices of Dan Brecher
   99 Park Ave
   New York, NY 10016
----------------------------------------------------------- ----------------------  -------------------  -------------
All officers and directors as a group (5 persons)                       17,677,382                    0           56.7%
----------------------------------------------------------- ----------------------  -------------------  -------------

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

                                        Number of securities to       Weighted average
                                        be issued upon exercise       exercise price of        Number of securities
                                        of outstanding options,     outstanding options,     remaining available for
            Plan category                 warrants and rights        warrants and rights         future issuance
            -------------                 -------------------        -------------------         ---------------
Equity compensation plans approved by                  0                   $   0                       0
securities holders

Equity compensation plans not                  7,300,000                   $0.51                       0
approved by security holders

Total                                          7,300,000                   $0.51                       0

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

On April 30, 2002, we entered into a license agreement with Wilfred and Paula Shorrocks whereby we acquired from the Shorrocks the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement, we undertook to pay to Wilfred and Paula Shorrocks 10% of the royalties payable quarterly in perpetuity, with a guaranteed minimum royalties amount of $1,000,000. There were no set payment terms in the original license agreement for payment of the minimum royalties. In April 2004, the Company amended the license agreement to establish a minimum quarterly royalty payment of $12,500, to be credited against the guaranteed minimum, due beginning September 30, 2004. Through March 31, 2005, the Shorrocks elected to defer receipt of the September 30, 2004, December 31, 2004 and March 31, 2005 quarterly payments.

On April 22, 2003, Peak Entertainment Ltd., together with its subsidiaries, was acquired by Palladium Communications, Inc., a Nevada corporation, which subsequently changed its name to Peak Entertainment Holdings, Inc. Under the terms of the agreement, we acquired 100 percent of Peak Entertainment Ltd's stock in exchange for the issuance by us of 19,071,684 shares of our common stock to the holders of Peak Entertainment Ltd. The new shares constituted 90 percent of the outstanding shares of Peak Entertainment Holdings, Inc. after the acquisition. Officers and directors who received shares pursuant to the acquisition are:

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

Two former outside directors of the Company, Terence Herzog and Michael Schenkein, are principals of Agora Capital Partners, Inc., a management consulting company. From March 2003 through March 2004, Agora Capital Partners, through Terence Herzog and Michael Schenkein, provided management consulting services to the Company. The Company paid aggregate fees of $46,000 in 2003 for such consulting services. Terence Herzog and Michael Schenkein resigned as directors in December 2004.


ITEM 13.      EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit No.   Description
----------    -----------


2.1 Agreement and Plan of Reorganization between Corvallis and USAOneStar, dated October 31, 2000 (Incorporated by reference to exhibit 2.1 of Form 10-QSB filed on November 14, 2000)
2.2 Agreement and Plan of Reorganization between USAOneStar and Palladium, dated August 31, 2001 (Incorporated by reference to exhibit 2.1 of Form 8-K filed on September 14, 2001)
2.3 Agreement and Plan of Acquisition by and among Palladium Communications, Inc., Peak Entertainment, Ltd., Wilfred Shorrocks and Paula Shorrocks, made as of the 22nd day of April, 2003 (Incorporated by reference to exhibit 10.1 of Form 8-K filed on May 7, 2003)
2.4 Asset Purchase Agreement, dated as of April 22, 2003, between Palladium Communications, Inc. and Palladium Consulting Group LLC (Incorporated by reference to Exhibit 2.4 of Form SB-2 filed on February 2, 2004)
3(i)(1) Articles of Incorporation of Corvallis, Inc. (Incorporated by reference to exhibit 4 of Form S-18 filed on November 9, 1987.)
3(i)(2) Articles of Merger for Corvallis, Inc. (Incorporated by reference to Exhibit 3(i)(2) of Form 10-KSB filed on April 15, 2005)
3(i)(3) Certificate of Amendment to Articles of Incorporation of Corvallis, Inc. (Incorporated by reference to Exhibit 3(i)(3) of Form 10-KSB filed on April 15, 2005)
3(i)(4) Certificate of Amendment to Articles of Incorporation of USAOneStar.Net, Inc. (Incorporated by reference to Exhibit 3(i)(4) of Form 10-KSB filed on April 15, 2005)
3(i)(5) Articles of Share Exchange (Incorporated by reference to Exhibit 3(i)(5) of Form 10-KSB filed on April 15, 2005)
3(i)(6) Certificate of Amendment to Articles of Incorporation of Palladium Communications, Inc. (Incorporated by reference to Exhibit 3(i)(6) of Form 10-KSB filed on April 15, 2005)
3(ii)(1) Bylaws (Incorporated by reference to exhibit 5 of Form S-18 filed on November 9, 1987)
3(ii)(2) Resolution dated October 20, 2000 amending bylaws (Incorporated by reference to exhibit 3.1 of Form 10-Q filed on November 14, 2000)
3(ii)(3) Bylaws, as amended and restated (Incorporated by reference to Exhibit 3.1 of Form 10-KSB filed on April 27, 2004)
4.1 Securities Purchase Agreement, dated as of February 2002 (Incorporated by referenced to exhibit 4.1 of Form SB-2 filed on February 2, 2004)
4.2 Amendment to Securities Purchase Agreement, dated June 17, 2003 (Incorporated by referenced to exhibit 4.2 of Form SB-2 filed on February 2, 2004)
4.3 Securities Purchase Agreement, dated as of April 22, 2003 (Incorporated by reference to Exhibit 4.3 of Form SB-2 filed on February 2, 2004)
4.4 Disclosure Schedules to Securities Purchase Agreement dated April 22, 2003 (Incorporated by reference to exhibit 10.1 of Form 10-QSB filed on November 26, 2003)
4.5 January 2004 Securities Purchase Agreement for $1,000,000 (Incorporated by referenced to exhibit 4.5 of Form SB-2 filed on February 2, 2004)

4.6 January 2004 Securities Purchase Agreement for $500,000 (Incorporated by referenced to exhibit 4.6 of Form SB-2 filed on February 2, 2004)
4.7 January 2004 Securities Purchase Agreement for $50,000 (Incorporated by referenced to exhibit 4.7 of Form SB-2 filed on February 2, 2004)
4.8 Form of Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on April 27, 2004)
4.9 Stock Purchase Warrant Agreement issued to Legend Merchant Group in connection with Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on April 27, 2004)
4.10 September 2004 Securities Purchase Agreement for $500,000 (Incorporated by reference to Exhibit 4 of Form 8-K filed on October 1, 2004)
4.11 Form of Warrant issued November 2, 2004 (Incorporated by reference to Exhibit 4.11 of Form 10-KSB filed on April 15, 2005)
4.12          Loan Agreement, dated March 1, 2005 (Incorporated by reference to
              Exhibit 4.12 of Form 10-KSB filed on April 15, 2005)
4.13          Form of Warrant issued March 2, 2005 (Incorporated by reference to
              Exhibit 4.13 of Form 10-KSB filed on April 15, 2005)
10.1 License Agreement with Morrison Entertainment Group, Inc., dated February 25, 2002 (Incorporated by referenced to exhibit 10.7 of Form SB-2 filed on February 2, 2004)
10.2 License Agreement with Wilf and Paula Shorrocks, dated April 30, 2002 (Incorporated by reference to Exhibit 10.1 of Form SB-2/A filed on May 3, 2004)
10.3 License Agreement with Jesco Imports, Inc., dated June 1, 2002 (Incorporated by referenced to exhibit 10.8 of Form SB-2 filed on February 2, 2004)
10.4 Memorandum of an Agreement, dated July 10, 2002 with CK's Supermarket (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on April 15, 2005)
10.5 License Agreement with Toontastic Publishing Ltd, dated December 5, 2002 (Incorporated by referenced to exhibit 10.9 of Form SB-2 filed on February 2, 2004)
10.6 Distribution Agreement, dated January 20, 2003, with Character Options Ltd. (Incorporated by referenced to exhibit 10.11 of Form SB-2 filed on February 2, 2004)
10.7 License Agreement with CCA Group Ltd., dated February 10, 2003 (Incorporated by referenced to Exhibit 10.34 of Form SB-2/A filed on June 7, 2004)
10.8 Agreement between Peak Entertainment Ltd. and GMTV of the London Television Centre, dated February 17, 2003 (Incorporated by referenced to exhibit 10.13 of Form SB-2 filed on February 2,
              2004)
10.9 Agreement, dated April 28, 2003, with The Silly Goose Company, LLC (Incorporated by reference to Exhibit 10.14 of Form SB-2 filed on February 2, 2004)
10.10 Distribution Agreement, dated July 1, 2003 with Perfectly Plush Inc. (Incorporated by reference to Exhibit 10.15 of Form SB-2 filed on February 2, 2004)
10.11 Consulting Agreement with POW! Entertainment and Stan Lee dated July 2003 (Incorporated by reference to exhibit 10.2 of Form 10-QSB filed on November 26, 2003)
10.12 Consulting Agreement, dated July 2003, with Jack Kuessous with Form of Warrant (Incorporated by reference to exhibit 10.3 of Form 10-QSB filed on November 26, 2003)
10.13 International Representation Agreement with Haven Licensing Pty Ltd, dated August 19, 2003 (Incorporated by reference to Exhibit
              10.16 of Form SB-2 filed on February 2, 2004)
10.14 International Representation Agreement with Character Licensing & Marketing, dated September 17, 2003 (Incorporated by reference to
              Exhibit 10.17 of Form SB-2 filed on February 2, 2004)
10.15 International Representation Agreement with Kidz Entertainment, dated October 31, 2003 (Incorporated by referenced to exhibit
              10.18 of Form SB-2 filed on February 2, 2004)
10.16 License Agreement with Radica UK Ltd., dated December 12, 2003 (Incorporated by referenced to exhibit 10.19 of Form SB-2 filed on February 2, 2004)
10.17 Entertainment Production Agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC (Incorporated by referenced to exhibit 10.20 of Form SB-2 filed on February 2, 2004)

10.19 Amended Consulting Agreement, dated as of December 17, 2003, with Jack Kuessous (Incorporated by referenced to exhibit 10.4 of Form SB-2 filed on February 2, 2004)
10.20 Cancellation of Debt Agreement, dated December 2003, with Jack Kuessous (Incorporated by referenced to exhibit 10.5 of Form SB-2 filed on February 2, 2004)
10.21         Settlement of Debt Agreement (Incorporated by referenced to exhibit 10.6 of Form SB-2 filed on February 2, 2004)
10.22 Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd., dated January 9, 2004 (Incorporated by referenced to exhibit 10.21 of Form SB-2 filed on February 2,
              2004)
10.23 Agreement with POW! Entertainment, entered January 2004 (Incorporated by referenced to exhibit 10.23 of Form SB-2 filed on February 2, 2004)
10.24 Amendment, dated January 2004, to License Agreement with Radica UK Ltd. dated December 12, 2003 (Incorporated by reference to Exhibit
              10.24 of Form 10-KSB filed on April 15, 2005)
10.25 Agreement for Services with Vintage Filings, LLC, dated January 23, 2004 (Incorporated by referenced to exhibit 10.25 of Form SB-2 filed on February 2, 2004)
10.26 License Agreement with Toontastic Publishing Ltd., Renewal, dated April 1, 2004 (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed on April 27, 2004)
10.27 Financial Advisor Agreement with Ameristar International Capital, Inc. dated February 11, 2004 (Incorporated by reference to Exhibit
              10.1 of Form 10-KSB filed on April 27, 2004)
10.28 Financial Advisor Agreement with Source Capital Group, Inc. dated March 23, 2004 (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on April 27, 2004)
10.29 Promissory Note to Shorrocks dated March 2004 (Incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on April 27, 2004)
10.30 Amendment to Shorrocks License Agreement dated as of April 2004 (Incorporated by reference to Exhibit 10.7 of Form 10-KSB filed on April 27, 2004)
10.31 Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington entered into April 2004 (Incorporated by reference to Exhibit 10.33 of Form SB-2/A filed on May 3, 2004)
10.32 International Representation Agreement with The Sharp Company Inc., dated April 22, 2004 (Incorporated by reference to Exhibit
              10.6 of Form 10-QSB filed on August 26, 2004)
10.33 Distribution Agreement with Cadaco, dated April 27, 2004 (Incorporated by reference to Exhibit 10.7 of Form 10-QSB filed on August 26, 2004)
10.34 Agreement with Video Collection International Limited, dated April 29, 2004 (Incorporated by referenced to Exhibit 10.35 of Form SB-2/A filed on June 7, 2004)
10.35 Agreement for the Provision of Co Production Services Re: "Monster Quest - The Quest" with Persistence Of Vision Sdn Bhd., dated May 18, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 16, 2004)
10.36 Amendment, dated June 2004, to Distribution Agreement with Radica UK Ltd. dated 12 December 2003 (Incorporated by reference to
              Exhibit 10.36 of Form 10-KSB filed on April 15, 2005)
10.37 Amendment, dated June 2004, to Distribution Agreement with Character Options Ltd., dated January 20, 2003 (Incorporated by reference to Exhibit 10.37 of Form 10-KSB filed on April 15, 2005)
10.38 Amendment, dated June 2004, to Distribution Agreement with GMTV, dated February 17, 2003 (Incorporated by reference to Exhibit
              10.38 of Form 10-KSB filed on April 15, 2005)
10.39 Amendment, dated June 2004, to Distribution Agreement with Video Collection International Ltd., dated April 29, 2004 (Incorporated by reference to Exhibit 10.39 of Form 10-KSB filed on April 15,
              2005)
10.40 Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington, dated July 23, 2004 (Incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on August 26, 2004)
10.41 Consultant Agreement with CEOcast, Inc. dated as of September 1, 2004 (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 16, 2004)
10.42 Distribution Agreement with Impact International Ltd 2004, dated as of November 1, 2004 (Incorporated by reference to Exhibit 10.42 of Form 10-KSB filed on April 15, 2005)

10.43 License Agreement with Zoo Digital Publishing Limited, dated October 4, 2004 (Incorporated by reference to Exhibit 10.43 of Form 10-KSB filed on April 15, 2005)
10.44 Agreement made as of December 22, 2004 with Morrison Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.44 of Form 10-KSB filed on April 15, 2005)
10.45 Consulting Agreement with Salvani Investments, dated as of January 4, 2005 (Incorporated by reference to Exhibit 10.45 of Form 10-KSB filed on April 15, 2005)
10.46 Form of International Representation Agreement, dated August 2, 2004, with Blue Chip Brands Pty Ltd. (Incorporated by reference to
              Exhibit 10.46 of Form 10-KSB filed on April 15, 2005)
10.47 Letter of Intent with Maverick Entertainment Group plc, dated March 1, 2005, and Representation Agreement, dated March 1, 2005 (Incorporated by reference to Exhibit 10.47 of Form 10-KSB filed on April 15, 2005)
10.48 The Wumblers Deal Memo with 4Kids Entertainment, Inc. dated March 7, 2005 (Incorporated by reference to Exhibit 10.48 of Form 10-KSB filed on April 15, 2005)
11 Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements" of Part II -
              Item 7, contained in this Form 10-KSB.
16.1 Letter on change in certifying accountant (Incorporated by reference to Exhibit 16.1 of Form 8-K filed on February 7, 2002)
16.2 Letter on change in certifying accountant (Incorporated by reference to Exhibit 1 of Form 8-K filed on June 10, 2003)
16.3 Letter on change in certifying accountant (Incorporated by reference to Exhibit 16 of Form 8-K/A filed on September 3, 2004)
21 List of Subsidiaries (Incorporated by reference to Exhibit 21 of Form SB-2 filed on February 2, 2004)
31.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350
32.2*         Certification of Principal Financial Officer Pursuant to 18 U.S.C.
              Section 1350


---------
*    Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Garbutt & Elliott Ltd., our current principal independent registered public accounting firm, during the year ended December 31, 2004 was $92,477. Fees for audit services provided by Goodband Viner Taylor, our former principal accountant, during the years ended December 31, 2003 and 2004 were $250,848 and $148,348, respectively.

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

Tax Fees

Fees for tax services provided by Garbutt & Elliott Ltd., our current principal independent registered public accounting firm, during the year ended December 31, 2004 was $0. Fees for tax services provided by Goodband Viner Taylor, our former principal accountant, during the year ended December 31, 2003 was $5,397.

Tax services related primarily to the preparation of company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

Audit Committee Procedure

The Board of Directors is responsible for matters typically performed by an audit committee. We do not have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years ended 2003 and 2004 were approved by the Board of Directors. We intend to continue using our principal accountant, Garbutt & Elliott Ltd., solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and similar transactions.

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

                                                             Dated: May 12, 2005

     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:



SIGNATURE                        TITLE                                                DATE
---------                        -----                                                ----

/s/ WILFRED SHORROCKS            President, Chairman, and Chief Executive Officer     May 12, 2005
---------------------            (Principal Executive Officer)
Wilfred Shorrocks


/s/ PAULA SHORROCKS              Vice President and Director                          May 12, 2005
-------------------
Paula Shorrocks


/s/ PHIL OGDEN                   Vice President and Director                          May 12, 2005
--------------
Phil Ogden


/s/ ALAN SHORROCKS               Vice President                                       May 12, 2005
------------------
Alan Shorrocks


/s/ NICOLA YEOMANS               Vice President                                       May 12, 2005
------------------               (Principal Accounting Officer)
Nicola Yeomans
