Form 10QSB
period 2005-03-31
PEAK ENTERTAINMENT HOLDINGS INC
filed 2005-06-03
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                -----------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As of December 13, 2004, we had 29,040,955 shares of common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        PEAK ENTERTAINMENT HOLDINGS, INC.

                                TABLE OF CONTENTS

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements for the Quarter Ended March 31, 2005          3
         Consolidated Balance Sheets                                        3
         Consolidated Statements of Operations                              4
         Consolidated Statements of Comprehensive Loss                      5
         Consolidated Statements of Cash Flows                              6
         Notes to Consolidated Financial Statements                         8

Item 2.  Management's Discussion and Analysis                               25

Item 3.  Controls and Procedures                                            37

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  38
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        39
Item 5.  Other Information                                                  39
Item 6.  Exhibits                                                           40

Signatures                                                                  41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                       December 31, 2004      March 31, 2005
                                                       -----------------      --------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                  $      10,235             500,499
Accounts receivable                                              498,187              43,703
Inventory                                                         91,743
Other current assets                                             861,728           1,193,579
                                                           -------------       -------------
Total current assets                                       $   1,461,893           1,737,781

Deferred professional fees                                       205,834             433,440
Plant and equipment, net                                         259,649             233,009
Intangible assets, net of amortization                         1,972,683           1,905,169
                                                           -------------       -------------

                                                           $   3,900,059       $   4,309,399
                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES

Short term borrowing                                       $          --             500,000
Advances from factor                                                  --                  --
Account payable                                                1,301,439           1,438,197
Stockholders' advance account                                    752,522             721,357
Licenses fees payable                                             67,831              66,155
Other accrued liabilities                                      2,290,629           2,213,850

Total current liabilities                                  $   4,412,421       $   4,939,559

LONG TERM LIABILITIES

License fees payable                                           1,234,119           1,222,258
Convertible debentures                                           330,652             392,116
                                                           -------------       -------------
Total long term liabilities                                $   1,564,771       $   1,614,374

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001 - 900,000,000
Shares authorized, 21,774,212 and 29,420,955 issued
and outstanding                                            $      29,050              29,429
Additional paid in capital                                     4,576,739           5,291,714
Retained earnings (deficit)                                   (5,960,203)         (6,502,612)
Other comprehensive income                                      (722,819)         (1,063,065)

Total stockholders' equity (deficit)                          (2,077,133)         (2,244,534)

                                                           $   3,900,059       $   4,309,399
                                                           =============       =============

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Quarter ended     Quarter ended
                                               March 31, 2004    March 31, 2005
                                               --------------------------------

Revenue                                                73,177           303,408

Cost of revenue
Cost of Goods Sold                                     64,700            92,471

Total cost of revenue                                  64,700            92,471

Gross profit                                            8,477           210,937

Operating expenses
Selling, general and administrative                   755,127           429,971
Depreciation and amortization                          42,132            39,139

Non cash charges                                                        433,752
Total operating expenses                              797,259           902,862

Loss from operations                                 (788,782)         (691,925)

Gain/ (loss) on settlement of convertible
debentures and accrued interest                       883,033            37,559

Foreign exchange gain                                  44,277           238,430

Interest expense                                     (164,243)          102,485

Net loss                                         $    (25,715)       (1,070,399)

Basic and diluted net loss per share             $       0.01             0.037

Weighted average common shares
outstanding                                        23,033,988        29,173,177
                                                 ==============================

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                                Quarter ended      Quarter ended
                                               March 31, 2004     March 31, 2005
                                               ---------------------------------

Net loss                                          $   (25,715)       (1,070,399)

Cumulative translation adjustment                     (41,789)       (1,063,065)

Comprehensive loss                                $   (67,504)      $(2,133,464)
                                                  ===========       ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Quarter ended       Quarter ended
                                                   March 31, 2004      March 31, 2005
                                                   ----------------------------------
Cash flows from operating activities

Net loss                                              $   (25,715)         (1,070,398)

Adjustment to reconcile net loss to net
cash used in operating activities:

Depreciation                                                4,748              39,139
Amortization of intangible assets                          37,384                  --
Foreign exchange gain/(loss)                              (44,277)           (238,430)
Amortization of discount on debentures                    120,424              77,906
Gain on settlement of debentures                         (883,033)             37,558
Non-cash common stock expenses                                                287,816
Non-cash professional and consulting fees                 145,946             178,816
Loss on sale of intangibles                                65,222                  --

Changes in working capital:

Accounts receivable                                        14,739             442,173
Inventories                                                33,980              89,476
Other current assets                                     (376,314)           (353,143)
Accounts payable and other accrued liabilities             63,893             310,758
                                                      -----------         -----------
Net cash used in operating activities                    (843,003)           (198,329)
                                                      ===========         ===========

      Cash flows from investing activities:

Purchase of plant and equipment                            (4,456)                 --
Purchase of intangibles                                  (320,520)                 --
Proceeds from sale of plant and equipment               2,024,000                 128
Disposal of intangibles                                                            --
Issue of debentures                                    (1,000,000)                 --
Settlement of debentures                                                       53,820
                                                      -----------         -----------
Net cash (used in)/ provided by investing
activities                                                699,024              53,948
                                                      ===========         ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                    Quarter ended    Quarter ended
                                                   March 31, 2004    March 31,2005
                                                   -------------------------------
Cash flows from financing activities:                    $               $

Short term borrowing, net                                     694          500,000
Stockholders' advances account                            (16,361)         (12,572)
Advances from factor, net                                                       --
Convertible debentures                                                          --
Issue of common stock shares                                                    --
Issue of common stock purchase warrants                                         --

                                                         --------        ---------
Net cash provided by/(used in) financing
activities                                                (15,667)         487,428
                                                         ========        =========
Cumulative translation adjustment                        $ 42,102          147,217
                                                         ========        =========

(Decrease) in cash and cash equivalents                  (117,544)         490,264
Cash and cash equivalents, beginning of period            152,339           10,235
                                                         --------        ---------
Cash and cash equivalents, end of period                 $ 34,795          500,499
                                                         ========        =========

Supplemental disclosures of cash flow information

Interest Paid                                            $    340                8
                                                         ========        =========
Purchases of licenses through issuance of long
term liabilities                                                                --
                                                         ========        =========
Accounting for reserve acquisition                                              --
                                                         ========        =========

Issuance of shares in settlement of liability            $ 18,333               --
                                                         ========        =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2005

1     Description of Business and Future Prospects

      Peak Entertainment Holdings, Inc, formerly Peak Entertainment Ltd, was formed on November 20, 2001 as an integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc to take property from concept to consumer in-house, controlling and co-ordinating broadcast, promotions and product launches (toys, apparel, video games, etc.) to build market momentum and worldwide brand quality. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the financial statements, at March 31, 2005 and for the three months then ended, the Company has suffered recurring losses, negative cash flows from operations, negative working capital, an accumulated deficit of $6,502,612 and a stockholders' deficiency of $2,244,534.

      As shown in the accompanying financial statements, the Company incurred a net loss of $1,070,399 during the current period. Current economic conditions have limited the ability of the Company in acquiring additional equity capital.

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

2     Summary of Significant Accounting Policies

      (A)   Principals of Consolidation and Combination

            The accompanying consolidated financial statements include the accounts of Peak Entertainment Limited, Jusco Toys Ltd, Jusco UK Ltd, Wembley Sportsmaster Ltd and Cameo Collectables Ltd after elimination of inter-company transactions and balances. Peak Entertainment Limited, Jusco Toys Ltd, Jusco UK Ltd,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2005

2     Summary of Significant Accounting Policies

      (A)   Principals of Consolidation and Combination (continued)

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

      (C)   Interim Financial Information

            In the opinion of management, the interim financial information as of March 31, 2005 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

            The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      (D)   Risks and Uncertainties

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENED MARCH 31, 2005

2     Summary of Significant Accounting Policies (continued)

      (E)   Revenue Recognition

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

      (F)   Intangible assets and amortization

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

2     Summary of Significant Accounting Policies (continued)

      (G)   Plant and equipment

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

      (H)   Film and television costs

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

      (I)   Asset Impairment

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

      (J)   Cash Equivalents

            For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company maintains bank accounts in the United States of America, United Kingdom and Hong Kong. The balances held in these accounts are $150, UK(pound)(5,839), and HK $1,998 respectively.

      (K)   Inventories

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

2     Summary of Significant Accounting Policies (continued)

      (L)   Advertising costs

            Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were nil and $42,496 for the quarter ended March 31, 2004 and March 31, 2005, respectively.

      (M)   Foreign currencies

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

      (N)   Income taxes

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

      (O)   Use of Estimates

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

      (P)   Earnings Per Share

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

            Basic and diluted earnings per share are the same during the quarter ended March 31, 2004 and 2005 as the impact of dilutive securities is antidilutive. There were 8,850,000 warrants to purchase shares of the Company's common stock outstanding as of March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

2     Summary of Significant Accounting Policies (continued)

      (Q)   Warrants

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

      (R)   Recent Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

2     Summary of Significant Accounting Policies (continued)

      (R)   Recent Accounting Pronouncements(continued)

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

3     Significant current assets and liabilities

      Included within current assets and current liabilities are the following significant balances:

                                                      December 31,     March 31,
                                                          2004           2005
        Other current assets

      Prepaid consulting                                     --
      Accrued royalty income                            826,242          773,081
      W.I.P Recharged                                        --          412,579
      Other current assets                               35,486            7,919
                                                      =========        =========
                                                        861,728        1,193,579
                                                      =========        =========
      Accounts payable
      UK professional fees                              373,613          370,209
      US professional fees                              222,160          282,064
      Stock supplies - Countin' Sheep                        --          247,237
      TV animation costs - Monster Quest                129,689               --
      Other accounts payable                            575,977          538,688
                                                      =========        =========
                                                      1,301,439        1,438,197
                                                      =========        =========
      Other accrued liabilities
      Consultancy fees                                  196,513          191,658
      Wumblers pilot show costs                         111,448
      Deferred royalties income                         957,060          949,316
      Sales and payroll taxes                           409,195          476,102
      Debenture interest                                100,802          119,500
      Legal fees                                             --               --
      Other accrued liabilities                         515,611          477,274
                                                      =========        =========
                                                      2,290,629        2,213,850
                                                      =========        =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

4     Short Term Borrowings

      On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was originally due on January 10, 2003. The debt has not been fully repaid and is due upon demand. Accordingly, the outstanding debt of $193,401 and all accrued interest totaling $131,530is included in short term borrowings. The debt is collateralized by certain inventory of the Company's subsidiary, Jusco UK Ltd.

      In November 2003, the Company borrowed $250,000 from an individual lender. There were no terms for repayment and no interest was charged to the Company during the quarter. On April 28, 2004, the Company entered into an agreement whereby it exchanged the debt of $250,000 for 500,000 shares of common stock. See note 10.

5     Advances from Factor

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

6     Convertible debentures

      Convertible debentures are comprised of the following as at March 31, 2005:

      Old convertible debentures                                                    $
      Balance at December 31, 2003                                            754,774
      Settlement and release agreement                                       (754,774)
                                                                             ========
      New convertible debentures:
      Amortized debt discount quarter ended March 31, 2004                    120,424
      Amortized debt discount quarter ended June 30, 2004                     128,586
      Released on conversions during quarter ended September 30, 2004         (90,104)
      Amortized debt discount quarter ended September 30, 2004                 87,035
      Amortized debt discount quarter ended December 31, 2004                  84,747
      Released on conversions during quarter ended March 31, 2005             (16,441)
      Amortized debt discount quarter ended March 31, 2005                     77,905

      Balance at March 31, 2005                                               392,152
                                                                             ========

7     Transactions with related parties

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

      During the period the company had the following transactions with its related parties:

      a)    Wilfred and Paula Shorrocks

            i)    Movements on stockholders' advances account

-------------------------------------------------------------------------------
                  Balance due by the Company, December 31, 2004       $ 752,522
                  Cash advances                                          49,261
                  Repayments                                            (55,261)
                  Foreign exchange loss                                 (25,165)
                                                                      ---------
                  Balance due by the Company at March 31, 2005        $ 721,357
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

7     Transactions with related parties (continued)

                  Interest amounting to $5,928in the quarter to March 31, 2005 and $24,040 in the year to December 31, 2004 has been accrued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QARTER ENDED MARCH 31, 2005

7     Transactions with related parties (continued)

      b)    Terence Herzog and Michael Schenkein

            i)    Consulting services

                  From March 2003 through June 2004, Agora Capital Partners Inc, through Terence Herzog and Michael Schenkein, has provided management consulting services to the Company. The Company paid aggregate fees of $nil in the year to December 31, 2004 and $46,000 in the year to December 31, 2003.

8     Warrants

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

8     Warrants (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

8     Warrants (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

8     Warrants (continued)

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

      On January 4, 2005, the Company entered into a consulting agreement with Salvani Investments, pursuant to which it issued 1,000,000 warrants, exercisable for 5 years at $0.50 per share, in exchange for business consulting and investor relations services. The warrants have been valued using the Black-Scholes option model at a value of $298,831.08 at the date of grant. The value of these warrants has been recorded as deferred professional fees and will be amortised to earnings ratably over one year service period.

      On January 5, 2005, the Company sold to Dan Brecher 250,000 warrants, exercisable for three years at $0.50 per share, for $2,500. These warrants were valued by using the Black-Scholes option model at a value of $74,707.77 at the date of grant. The value of these warrants has been recorded as an expense to non cash legal fees.

      On March 1, 2005, the Company entered into a loan agreement for $500,000 with Tayside Trading Ltd. Pursuant to the loan agreement, the Company issued 500,000 warrants, exercisable for five years at $0.50 per share, to the lender. The Company also granted the lender an option exercisable commencing with the date of return of the $500,000 and expiring two weeks thereafter, to acquire, at the purchase price of $100,000, (i) shares of the Company's common stock at $0.30 per share (333,333 shares) and (ii) warrants to purchase 200,000 shares of common stock, exercisable for five years at $0.50 per share. These warrants have been valued using the Black-Scholes option pricing model at a value of $184,377.11 at the date of grant. The value of these warrants has been recorded as an expense to non cash finance charges.

      On March 2, 2005, the Company issued 50,000 warrants, exercisable for five years at $0.50 per share, to Aaron M. Lasry in return for business consulting services. These warrants have been valued using the Black-Scholes option pricing model at a value of $17,438.74 at the date of grant. They have been recorded as an expense to non cash selling, general and admin.

9     Share transactions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

9     Share Transactions (continued)

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

10    Reverse Acquisition

      On April 22, 2003, Palladium Communications, Inc. ("Palladium') (a US public company) issued 19,071,684 shares of its common stock for all of the outstanding common stock of Peak Entertainment Holdings, Inc. Immediately prior to the transaction, Peak Entertainment Holdings, Inc authorized a stock split so that the outstanding shares of common stock were increased from 2 to 19,071,684. Immediately after the transaction, the shareholders of Peak Entertainment Holdings, Inc (Wilf and Paula Shorrocks) owned approximately 90% of the outstanding common stock of Palladium. This transaction has been accounted for as a reverse acquisition of a public shell. The accounting for a reverse acquisition with a public shell is considered to be a capital transaction rather than a business combination. That is, the transaction is equivalent to the issuance of common stock by Peak for the net monetary assets of Palladium, accompanied by a recapitalization. Palladium's net deficit has been recorded at carryover basis and no goodwill was generated in the transaction. The net deficit of Palladium, $215,500, at the time of transaction is included in stockholders' equity. The other side of this transaction is to add $215,500 in liabilities related to convertible debentures to the historical

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR QUARTER ENDED MARCH 31, 2005

10    Reverse Acquisition (continued)

      financial statements of Peak Entertainment Holdings Inc. The historical financial statements of the "registrant" become those of Peak Entertainment Holdings, Inc. Subsequent to the transaction, Palladium changed its name to Peak Entertainment Holdings, Inc.

11    Stockholders' Equity

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

12    Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          "FORWARD-LOOKING" INFORMATION

This report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the quarter ended March 31, 2005.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2005

Revenues

Consolidated net revenues increased 314% to $303,408for the quarter ended March 31, 2005 from $73,177 for the quarter ended March 31, 2004.

In 2004 and continued into 2005, we were primarily focused on the raising of capital, and the sales of inventory along with products launched in 2003 that were short-term cash generating projects. Our intention is to begin aggressively marketing toy products associated with television projects once adequate financing has been obtained for the production of the television shows. We have negotiated various representation agreements with licensees, and attended worldwide trade shows and retail presentations to raise the profile of our products in order to seed the markets in anticipation of the television show launches.

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

Cost of Revenue

For the quarter ended March 31, 2005, cost of revenues was $92,471as compared to $64,700 in 2004, a increase of 43%. Cost of revenues as a percentage of revenues decreased to 30% in 2005 as compared to 88% in 2004. Cost of revenue is primarily made up of inventory, transport and royalties due on licenses.

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

Gross Profit

Gross profit for the quarter ended March 31, 2005 was $210,937, or 70% of revenues, as compared to $289,930 or 28.6% of revenues, for the same period in 2004.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative costs were $429,971for the quarter ended March 31, 2005 compared to $2,614,593 for the quarter ended March 31, 2004. As a percentage of revenues, selling, general and administrative costs decreased to 223% for the quarter ending March 31, 2005 from 257% for the quarter ending March 31, 2004. The following table summarizes the costs incurred in 2005.

Operation                                        Expense ($)     % of Total Cost
---------                                        -----------     ---------------

General Costs                                       52,690             12
Employee Compensation                              189,826             44
Legal and Professional                             139,930             33
Travel and Entertainment                            47,524             11

TOTAL                                              429,971            100

The significant and noteworthy expenses were principally costs incurred from legal, accounting and other professional services related to the ongoing SEC filings and investment within the company. Such costs have been a significant factor affecting the business operations at a time when we lack sufficient revenues from operations to finance the production of our television shows and rely upon financing from third parties. We will continue to incur such expenses in 2005 as the company is in the financing stages of its animation projects and general investment into the company. We anticipate that expenses for legal, accounting and other professional services will continue to be a significant factor during 2005, due to our continuing need to raise capital and our securities law reporting obligations as a publicly-held company.

Depreciation and amortization. Depreciation for the quarter ended March 31, 2005 was $39,139 as compared to $14,460 for the same period in 2004. The increase is in direct relationship with the expansion of our capital spending on equipment.

Net Loss

Our net loss decreased from $2,966,547, or $0.14 loss per share, in the quarter ended March 31, 2004 to $1,070,399, or $loss per share, in 2005. The decrease in net loss is significantly attributable to a gain on settlement of convertible debentures and accrued interest.

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

As of March 31, 2005, we had commitments for capital and other expenditures aggregating $6,553,933 included in current and long term liabilities, payable over a maximum 20 year period. Those commitments and the amounts payable in 2005, giving effect to terms amended in 2005, are summarized in the following table.

Contractual                  Liability        Amounts payable          Contract Terms
Obligations                  as of 03/31/05   within 12 months         and Notes
Short term loan -              $   193,401      $   193,401            20% interest per annum. Was secured
CK Supermarkets                                                        by inventory, part sold and monies
                                                                       used to part pay balance. We are
                                                                       negotiating to convert the balance to
                                                                       common stock in 2005.

Tayside Loan                       500,000          500,000

Accounts Payable -             $ 1,438,197      $ 1,438,197            Refers to various payables (composed
Various                                                                significantly of various ordinary
                                                                       business expenses, as well as legal,
                                                                       accounting, and other professional
                                                                       fees).

Stock holders' advances        $   721,357                $            No pre-set repayment terms through
account - Shorrocks                                                    3/2004.

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

Short Term License             $    66,155      $    66,155

Debentures - various           $   392,116      $         0            Discount and interest on the
debenture holders                                                      debentures. Does not include the
                                                                       principal amount of the debentures
                                                                       in the amount of $958,000.

Other - including Tax and      $ 2,020,449      $ 2,020,449            Various costs payable within 2005
Social security and                                                    including UK employment taxes and UK
accruals                                                               value added tax.

Long Term License -            $   962,258                $            10% royalty payable quarterly in
Shorrocks                                                              perpetuity. Guarantee of $1,000,000,
                                                                       with no established payment term.

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

P.O.V (Malaysia)                  $260,000      To be determined
                                                based upon the         Animation costs for Monster Quest.
                                                level of financing
                                                received within
                                                2005.

-------
TOTAL                          $ 6,553,933                $

You will note that $1,684,065 or 26% of the total commitments as of March 31 2005, is committed to the principals of Peak in promissory notes or long-term licenses and a further 6% is committed to the holders of outstanding debentures.

We rely on short-term outside funding to meet our short-term liquidity needs, as the internal cash flows generated by sales of our toys and gift products have been insufficient to fully meet our short-term liquidity needs. We anticipate that in fiscal year 2005, we will be in position to meet our short-term and long-term liquidity needs through the internal cash flows generated from broadcast sales from our current entertainment projects, Monster Quest and The Wumblers, which are scheduled for production in late 2005 to early 2006. However, our gross profit for the quarter ended March 31, 2005 represented only 3% of our commitments payable within twelve months. As of March 31, 2005. Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.

Sources and Uses of Cash

For the quarter ended March 31, 2005, we had a net operating loss of $691,925and an overall net loss of $1,070,398. At March 31, 2005, we had $500,499in cash and had a working capital outflow of $198,329.

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

      Sources and Uses of Cash from Operating Activities

For the quarter ended March 31, 2005, cash flows from operating activities resulted in negative cash flows of $198,329. The foreign exchange loss of $238,430and gain on settlement of convertible debentures of $37,558 were offset by non-cash charges of $433,752for depreciation, amortization of intangible assets, amortization of discount on debentures, non-cash professional and consulting fees, and a loss on sale of intangibles.

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

      Sources and Uses of Cash from Investing Activities

Cash flows from investing activities resulted in positive cash flows of $53,948in the quarter ended March 31, 2005, a significant increase from cash flows of ($109,001) in fiscal 2004. In 2005, our focus will be on production and investment in new product licenses from third parties. We may expend significant resources in investing activities in 2005.

Cash for our initial start-up expenses was obtained primarily from advances from two of our directors, Wilf and Paula Shorrocks.

      Sources and Uses of Cash from Financing Activities

Cash flows from financing activities resulted in postive cash flows of $487,428 in the quarter ended March 31, 2005, compared to same period in 2004 of positive $952,351. In 2005, we intend to continue to rely upon capital raised from third party investors in private placements to fund our operations, as well as any entertainment production financing partners we can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

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

Short Term Borrowings. In 2002, we had net cash provided from short term financing agreements totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At March 31, 2005, the balance was $374,096, which includes interest and storage charges. The debt was originally due on January 10, 2003. In May 2004, the lender notified us regarding immediate payment of the balance owed. We are in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As we have previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

Stockholder Advances. From time to time, Mr. and Mrs. Shorrocks loaned money to Peak to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through December 31, 2004, the Shorrocks loaned to Peak an aggregate of $752,522. The debt has incurred a foreign exchange loss of $25,165. As of March 31, 2005, the Shorrocks are now owed $721,357. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

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

Sales of Securities in 2005

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

PLAN OF OPERATIONS TO ADDRESS GOING CONCERN

In its report dated May 27, 2005, the independent registered public accounting firm stated that our financial statements for the quarter ended March 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of historical losses from operations, cash flow deficits and a net capital deficiency. As a result of the foregoing, the auditors have expressed substantial doubt about our ability to continue as a going concern.

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

ITEM 3. OTHER INFORMATION.

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

                                            PEAK ENTERTAINMENT HOLDINGS, INC.


Dated: June 3, 2005                         By: /s/ WILFRED SHORROCKS
                                                ---------------------
                                            Wilfred Shorrocks,
                                            Chairman and Chief Executive Officer


Dated: June 3, 2005                         By: /s/ NICOLA YEOMANS
                                                ------------------
                                            Nicola Yeomans
                                            Principal Financial Officer