Form 10QSB
period 2005-06-30
PEAK ENTERTAINMENT HOLDINGS INC
filed 2005-08-17
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

As of August 1, 2005, we had 31,470,108 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        PEAK ENTERTAINMENT HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)                            3
         Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004    3
         Condensed Consolidated Statements of Operations for the Three and Six Months
                  Ended June 30, 2005 and 2004                                              4
         Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2005 and 2004                                              5
         Notes to Condensed Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis                                              22

Item 3.  Controls and Procedures                                                           29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 30
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       31
Item 6.  Exhibits                                                                          31

SIGNATURES                                                                                 32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PEAK ENTERTAINMENT HOLDINGS, INC
                           CONSOLIDATED BALANCE SHEET

                                                                                Dec 31, 2004   June 30, 2005
                                                                                ----------------------------
                                                                                 (Audited)      (Unaudited)
                                                                                ------------    ------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                       $     10,235    $     27,361
Accounts receivable                                                                  498,187         447,807
Inventory                                                                             91,743              --
Other current assets                                                                 861,728         758,080
                                                                                ------------    ------------
Total current assets                                                               1,461,893       1,233,248

Deferred professional fees                                                           205,834         289,588
Plant and equipment, net                                                             259,649         229,397
Intangible assets, net of amortization                                             1,972,683       1,844,267
                                                                                ------------    ------------
                                                                                $  3,900,059    $  3,596,500
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                                $  1,301,539    $  1,577,648
Stockholders' advance account                                                        752,522         575,466
Licenses fees payable                                                                 67,831          63,543
Other accrued liabilities                                                          2,290,629       1,894,956

                                                                                ------------    ------------
Total current liabilities                                                          4,412,521       4,111,613

LONG TERM LIABILITIES

License fees payable                                                               1,234,119       1,211,248
Convertible debentures                                                               330,652         725,232
                                                                                ------------    ------------
                                                                                                   1,564,771
Total long term liabilities                                                        1,936,480

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 - 900,000,000
Shares authorized, 29,040,955 and 31,470,108 issued
and outstanding                                                                       29,050          31,470
Additional paid in capital                                                         4,576,739       6,339,688
Retained deficit                                                                  (5,960,203)     (8,563,666)
Other comprehensive income                                                          (722,819)       (259,085)
                                                                                ------------    ------------
Total stockholders' deficit                                                       (2,451,593)     (2,077,233)

                                                                                ------------    ------------
                                                                                $  3,900,059    $  3,596,500
                                                                                ============    ============


See accompanying notes to consolidated financial statements.

                        PEAK ENTERTAINEMNT HOLDINGS, INC
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                       3 Months        3 Months        6 Months        6 Months
                                         ended           ended           ended           ended
                                     June 30, 2004   June 30, 2004   June 30, 2004   June 30, 2004
                                      ============    ============    ============    ============
Revenue                               $     36,363    $    349,372    $    109,540    $    652,780

Cost of Goods Sold                          20,214          22,712          84,914         115,183

                                      ------------    ------------    ------------    ------------
Gross profit                                16,149         326,660          24,626         537,597

Operating expenses
Selling, general and administrative        820,997         739,759       1,576,124       1,169,730
Non cash expenses                          237,986         949,246         280,118       1,422,137
                                      ------------    ------------    ------------    ------------
Total operating expenses                 1,058,983       1,689,005       1,856,242       2,591,867



                                      ------------    ------------    ------------    ------------
Loss from operations                    (1,042,834)     (1,362,345)     (1,831,616)     (2,054,270)


Gain/ (loss) on settlement of
convertible
debentures and accrued interest                 --              --         883,033         (37,559)

Foreign exchange gain                       (8,465)        (41,765)         35,812        (280,195)

Interest expense                          (181,780)       (128,954)       (346,023)       (231,439)
INCLUDE

                                      ------------    ------------    ------------    ------------
Net loss                              $ (1,233,079)   $ (1,533,064)   $ (1,258,794)   $ (2,603,463)
                                      ============    ============    ============    ============

Basic and diluted net loss per
share                                 $      (0.05)   $      (0.05)   $       0.05    $      (0.09)
                                      ============    ============    ============    ============

Weighted average common shares
outstanding                             24,292,002      31,313,286      23,931,288      30,152,634
                                      ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                        PEAK ENTERTAINMENT HOLDINGS, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           6 months ended   6 months ended
                                                                            June 30, 2004   June 30, 2005
                                                                             ------------    ------------
Cash flows from operating activities

Net loss                                                                     $ (1,258,794)   $ (2,603,463)

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation                                                                        9,069          65,966
Amortization of intangible assets                                                  78,707         232,516

Foreign exchange gain/(loss)                                                      (35,812)        280,195
Accretion of discount on debentures                                               249,010

Gain on settlement of debentures                                                 (883,033)        (37,559)
Non-cash interest                                                                      --         220,264
Non-cash professional and consulting fees                                         618,871       1,422,137
Loss on sale of intangibles                                                        65,222

Changes in working capital:

Accounts receivable                                                                21,519          50,380
Inventories                                                                          (457)         91,743

Other current assets                                                              (67,400)        103,648
Accounts payable and other accrued liabilities                                    904,277        (146,723)
                                                                             ------------    ------------


Net cash used in operating activities                                            (298,821)       (320,896)


           Cash flows from investing activities:


Purchase of plant and equipment                                                    (4,456)        (35,714)

Purchase of intangibles                                                          (615,318)       (104,100)

Issue of debentures                                                             2,024,000         360,000

Settlement of debentures                                                       (1,000,000)


                                                                             ------------    ------------
Net cash (used in)/ provided by investing activities                              404,226         220,186

See accompanying notes to consolidated financial statements.

                        PEAK ENTERTAINMENT HOLDINGS, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                    6 months ended  6 months ended
                                                     June 30, 2004   June 30, 2005
                                                      ------------    ------------
Cash flows from financing activities:                 $               $

Short term borrowing, net                                 (318,663)
Stockholders' advances account                               4,992        (177,056)


                                                      ------------    ------------
Net cash provided by/(used in) financing activities       (313,671)       (177,056)

Cumulative translation adjustment                           71,006         294,892




(Decrease) increase in cash and cash equivalents          (137,260)         17,126
Cash and cash equivalents, beginning of period             152,339          10,235

Cash and cash equivalents, end of period              $     15,079    $     27,361


Supplemental disclosures of cash flow information

Interest Paid                                         $        993    $         16

Issuance of shares in settlement of liability         $    249,500    $         --


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


1     Description of Business

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

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the financial statements, at June 30, 2005 and for the six months then ended, the Company has suffered recurring losses, negative cash flows from operations, negative working capital, an accumulated deficit of $8,563,666 and a stockholders' deficiency of $2,451,593.

      As shown in the accompanying financial statements, the Company incurred a net loss of $2,603,463 during the current period. Current economic conditions have limited the ability of the Company in acquiring additional equity capital.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

      (C)   Interim Financial Information

            In the opinion of management, the interim financial information as of June 30, 2005 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


2     Summary of Significant Accounting Policies (continued)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


2     Summary of Significant Accounting Policies (continued)

      (F)   Intangible assets and amortization (continued)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


2     Summary of Significant Accounting Policies (continued)

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

      (L)   Advertising costs

            Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were nil and $50,704 for the six months ended June 30, 2004 and June 30, 2005, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


2     Summary of Significant Accounting Policies (continued)

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

            Basic and diluted earnings per share are the same during the quarter ended June 30, 2004 and 2005 as the impact of dilutive securities is antidilutive. There were 9,282,000 warrants to purchase shares of the Company's common stock outstanding as of June 30, 2005.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


3     Significant current assets and liabilities

      Included within current assets and current liabilities are the following significant balances:


                                     December 31,     June 30,
                                         2004           2005
Other current assets

Prepaid consulting                   $         --   $    289,588
Accrued royalty income                    826,242        351,461
Other current assets                       35,486        117,031

                                     ------------   ------------
                                     $    861,728   $    758,080
                                     ============   ============

Accounts payable
UK professional fees                 $    373,613   $    269,569

US professional fees                      222,160        355,590
TV animation costs - Monster Quest        129,689             --
Other accounts payable                    575,977        952,489

                                     ------------   ------------
                                     $  1,301,439   $  1,577,648
                                     ============   ============

Other accrued liabilities
Consultancy fees                     $    196,513   $    180,841
Wumblers pilot show costs                 111,448             --
Deferred royalties income                 957,060        795,771
Sales and payroll taxes                   409,195        407,751
Debenture interest                        100,802        209,511
Other accrued liabilities                 515,611        301,082

                                     ------------   ------------
                                     $  2,290,629   $  1,894,956
                                     ============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


4     Advances from Factor

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


5     Convertible debt

      On May 6, 2005, we entered into Securities Purchase Agreements with four accredited investors. Pursuant to the agreements, we sold a principal amount of $360,000 in 12% convertible debentures and 432,000 common stock purchase warrants for gross proceeds of $360,000. The debentures mature in 270 days from May 6, 2005. The debentures may mature earlier upon future different funding by us of any dollar amount equaling 15% more than amounts closed pursuant to the private placement. The debentures accrue interest at the rate of 12% per year, compounded annually, and is payable at maturity. The principal amount of the debentures may be converted into shares of common stock at the conversion price of $0.30 per share. Any conversion at or prior to maturity date constitutes a waiver of all accrued interest on the debentures. The conversion price for the debentures may be adjusted downward for issuances of securities by us at prices below the lower of $.30 per common share, or fair market value for such securities as determined at the time of issuance. For late payment, there will be a cash penalty equal to 1.5% of the outstanding principal amount of the debentures, compounded monthly for each month that payment in full is not effected, up to a maximum cash penalty equal to 9% of the outstanding principal amount of the debentures, and, in addition, there will be monthly reduction in warrant exercise price of the warrants at the rate of 2.5% and up to a maximum of 20% reduction in the exercise price. The obligations of the Company under the debentures are secured by security interest rights in substantially all of the Company's assets, to the extent not already encumbered. Each of these investors agreed, except upon 75 days prior written notice, it may not convert the debentures or exercise the warrants for shares of common stock to the extent that such it would cause the investor to beneficially own 4.9% or more of our then issued and outstanding common stock. The warrants are exercisable for five years at $0.50 per share. After the tenth consecutive business day in which the common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. The warrant holder is entitled to seek the registration of the underlying shares in registration statements filed by the Company in the future. We used the proceeds for general corporate purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

      During the period the company had the following transactions with its related parties:

      a)    Wilfred and Paula Shorrocks

            As of December 31, 2004 and June 30, 2005 the owed Wilfred and Paula Shorrocks $752,522 and $575,466, respectively.

            Interest amounting to $11,856 for the six months ended June 30, 2005 and $24,040 in the year to December 31, 2004 has been accrued.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


6     Transactions with related parties (continued)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


7     Warrants (continued)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


7     Warrants (continued)

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

      On January 23, 2004, the Company entered into an agreement for services to be provided over twelve months with Vintage Filings, LLC. It issued 300,000 common stock purchase warrants, which vested immediately and are exercisable for three years at $0.50 per share pursuant to the agreement. The warrants have been valued using the Black-Scholes Option Pricing Model and have a value of $224,988 at the date of grant. The value of the warrants will be amortized over the twelve month service period.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


7     Warrants (continued)

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

      On January 4, 2005, the Company entered into a consulting agreement with Salvani Investments, pursuant to which it issued 1,000,000 warrants, exercisable for 5 years at $0.50 per share, in exchange for business consulting and investor relations services. The warrants have been valued using the Black-Scholes option model at a value of $298,831.08 at the date of grant. The value of these warrants has been recorded as deferred professional fees and will be amortized to earnings ratably over one year.

      On January 5, 2005, the Company sold to Dan Brecher 250,000 warrants, exercisable for three years at $0.50 per share, for $2,500. These warrants were valued by using the Black-Scholes option model at a value of $74,707.77 at the date of grant. The value of these warrants has been recorded as an expense to non cash legal fees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


7     Warrants (continued)

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

      On March 2, 2005, the Company issued 50,000 warrants, exercisable for five years at $0.50 per share, to Aaron M. Lasry in return for business consulting services. These warrants have been valued using the Black-Scholes option pricing model at a value of $17,438.74 at the date of Grant and has been recorded in non cash compensation.

8     Stockholders' Equity

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


8     Stockholders' Equity (continued)

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

      In April and June 2005, the Company issued 212,765 shares of restricted common stock to Crescent Fund, LLC in return for financial consulting services. These shares were valued at $96,276 based on the fair market value of the stock on the date of grant.

      In May 2005, the Company issued 78,397 shares of restricted common stock to Dan Brecher for the conversion of accrued interest.

      In June 2005, the Company issued 157,991 shares of restricted stock to Platinum Partners for the conversion of accrued interest on outstanding debentures.


9     Subsequent Events

      On August 10, 2005 the Company borrowed $100,000 as a convertible promissory note from Crown Northern Way Capital, LLC in a private placement. The note bears interest yielding 10% simple interest and is convertible at $0.30 per share. In addition, the Company issued 333,333 warrants with an exercise price of $.30 to the lender.

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


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2005 and 2004

Revenues

Consolidated net revenues increased 496% to $652,780 and 861% to $349,372 for the six months and three months ended June 30, 2005 as compared to 2004.

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

Cost of Revenue

For the six and three months ended June 30, 2005 cost of revenues was $115,183 and $22,712 as compared to $84,914 and $20,214 in 2004. Cost of revenues as a percentage of revenues decreased to 18% and 7% for the six and three months ended June 30, 2005 as compared to 78% and 56% in 2004. Cost of revenue is primarily made up of inventory, transport and royalties due on licenses.

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

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative costs were $1,169,730 and $739,759 for the six and three months ended June 30, 2005 compared to $1,576,124 and $820,997 for the six and three months ended June 30, 2004. Selling, general and administrative costs decreased by 26% and 10% for the six and three months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.This decline represents management focus on controlling spending. The significant and noteworthy expenses were principally costs incurred from legal, accounting and other professional services related to the ongoing SEC filings and investment within the company. Such costs have been a significant factor affecting the business operations at a time when we lack sufficient revenues from operations to finance the production of our television shows and rely upon financing from third parties. We will continue to incur such expenses in 2005 as the company is in the financing stages of its animation projects and general investment into the company. We anticipate that expenses for legal, accounting and other professional services will continue to be a significant factor during 2005, due to our continuing need to raise capital and our securities law reporting obligations as a publicly-held company.

Non-cash expense

Non cash expense for the six and three months ended June 30, 2005 was $1,422,137 and $949,246 as compared to $280,118 and $237,986 in 2004, respectively an increase of $1,142,019 and $711,260. The increase in non cash expense is primarily related to the Company increased efforts to raise capital for its operations.


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

We rely on short-term outside funding to meet our short-term liquidity needs, as the internal cash flows generated by sales of our toys and gift products have been insufficient to fully meet our short-term liquidity needs. We anticipate that in fiscal year 2006, we will be in position to meet our short-term and long-term liquidity needs through the internal cash flows generated from broadcast sales from our current entertainment projects, Monster Quest and The Wumblers, which are scheduled for production in late 2005 to early 2006. Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.

Sources and Uses of Cash

To date, the Company has financed its operations primarily through the sale of equity securities and debt. At June 30, 2005, we had $27,361 in cash and used $320,896 to fund its operations and net loss for the six months ended June 30, 2005. The Company's consolidated financial statements for December 31, 2004 had been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors issued there audit report for the December 31, 2004 financial statements dated May 16, 2005 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raised substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations. The Company's ultimate future capital requirements will depend on many factors, including cash flow from operations, customer acquisition, and the Company's ability to successfully market its products.

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

         Sources and Uses of Cash from Operating Activities

For the six months ended June 30, 2005, cash flows from operating activities resulted in negative cash flows of $320,896. The net loss of $2,603,463, gain on settlement of convertible debentures of $37,559 and accounts payable and other accrued liabilities of $146,723 were offset by non-cash charges of $2,221,078 for depreciation, amortization of intangible assets, amortization of discount on debentures, non-cash professional and consulting fees. Cash has benefited due to a decrease of $50,380 in accounts receivable, $91,743 in inventory and $103,648 in other current assets offset by an increase of $146,723 in accounts payable and other accrued liabilities.

         Sources and Uses of Cash from Investing Activities -

Cash flows from investing activities resulted in positive cash flows of $220,186 for the six months ended June 30, 2005, as compared to $404,226 in 2004. In the six months ended June 30, 2005 we raised $360,000 of cash from debt and purchased $35,714 in equipment and $104,100 to purchase intangibles.
In 2005, our focus will be on production and investment in new product licenses from third parties. We may expend significant resources in investing activities in 2005.

         Sources and Uses of Cash from Financing Activities-

Cash flows from financing activities resulted in negative cash flows of $177,056 for the six months ended June 30, 2005, compared to same period in 2004 of negative $313,671. In 2005, we intend to continue to rely upon capital raised from third party investors in private placements to fund our operations, as well as any entertainment production financing partners we can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

In 2005, we intend to continue to rely upon capital raised from third party investors in private placements to fund the Company's operations, as well as any entertainment production financing partners we can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

Sales of Securities in 2005

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

On May 6, 2005, we entered into Securities Purchase Agreements with four accredited investors. Pursuant to the agreements, we sold a principal amount of $360,000 in 12% convertible debentures and 432,000 common stock purchase warrants for gross proceeds of $360,000. The debentures mature in 270 days from May 6, 2005. The debentures may mature earlier upon future different funding by us of any dollar amount equaling 15% more than amounts closed pursuant to the private placement. The debentures accrue interest at the rate of 12% per year, compounded annually, and is payable at maturity. The principal amount of the debentures may be converted into shares of common stock at the conversion price of $0.30 per share. Any conversion at or prior to maturity date constitutes a waiver of all accrued interest on the debentures. The conversion price for the debentures may be adjusted downward for issuances of securities by us at prices below the lower of $.30 per common share, or fair market value for such securities as determined at the time of issuance. For late payment, there will be a cash penalty equal to 1.5% of the outstanding principal amount of the debentures, compounded monthly for each month that payment in full is not effected, up to a maximum cash penalty equal to 9% of the outstanding principal amount of the debentures, and, in addition, there will be monthly reduction in warrant exercise price of the warrants at the rate of 2.5% and up to a maximum of 20% reduction in the exercise price. The obligations of the Company under the debentures are secured by security interest rights in substantially all of the Company's assets, to the extent not already encumbered. Each of these investors agreed, except upon 75 days prior written notice, it may not convert the debentures or exercise the warrants for shares of common stock to the extent that such it would cause the investor to beneficially own 4.9% or more of our then issued and outstanding common stock.

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

PLAN OF OPERATIONS TO ADDRESS GOING CONCERN

In its report dated May 16, 2005, the independent registered public accounting firm stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue, as a going concern is an issue raised as a result of historical losses from operations, cash flow deficits and a net capital deficiency. As a result of the foregoing, the auditors have expressed substantial doubt about our ability to continue as a going concern.

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

In December 2004, the FASB issued SFAS No 153, "Exchanges of Nonmonetary Assets
- an Amendment of APB Opinion No 29" (SFAS 153). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company's consolidated results of operations or financial condition.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2005 ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 2002, we entered into an agreement with CK Supermarket to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. The debt was originally due on January 10, 2003. At March 31, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. As of May 2004, we were in discussions with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities and for us to guarantee the repayment by Jusco UK Ltd. At December 31, 2004, the balance was $386,095 including interest of $115,596. On or about May 6, 2005, CK Supermarket commenced a legal proceeding before the Supreme Court of the State of New York, County of New York, Index No. 05-601612, seeking payment of $376,482 plus interest. We intend to vigorously contest the pending proceeding, which we believe has several technical defenses, particularly as to the forum and certain allegations that are believed to be material and erroneous. However, ultimately, we anticipate that a properly instituted lawsuit in a proper venue is likely to result in payment obligations of the subsidiary to CK Supermarket, and if not paid by our subsidiary, then we may be required to pay such obligation if so determined by a proper forum.

On January 5, 2004, we completed a transaction, pursuant to a Settlement Agreement and Release dated as of December 22, 2003, with former debenture holders: AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd, and AJW Qualified Partners, LLC. Pursuant to the terms of the settlement agreement, the former debenture holders had the right, thirteen months after the closing of the transaction, to provide notice to the Company of an exercise of a "put" right pursuant to which we would buy from the former debenture holders all of the 1,000,000 shares of common stock issued to them pursuant to the settlement agreement, at the price of $0.75 per share. Pursuant to the terms of the settlement agreement, the former debenture holders were to provide us with written notice if they wished to exercise the put right after thirteen months and prior to one year and two months after the closing of the transaction, at the expiration of which, the put right was to terminate. Closing on the put was to occur within ten business days from receipt of notice of the put. On or about January 10, 2005, the former debenture holders submitted a notice to exercise the put right. On or about January 26, 2005, the former debenture holders resent the January 10, 2005 notice to exercise the put right. We believe that the notice was not properly submitted in accordance with the notice procedures provided in the settlement agreement. To the best of our knowledge, and after inquiry to the counsel for the former debenture holders of the "put", no notice of exercise of the "put" was sent to us, as required. Accordingly, we considered the notice ineffective and did not honor the notice. In or about April 11, 2005, the former debenture holders commenced a legal proceeding before the Supreme Court of the State of New York, County of New York, Index No. 05-600993, seeking payment of $750,000. We intend to contest this matter vigorously as we believe we have a meritorious defense to the claims. If we do not prevail, we may ultimately be required to repurchase 1,000,000 shares from the debenture holders for $750,000 plus interest and costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 10, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 8, 2005, and warrants to purchase 333,333 shares of common stock. Interest on the note is due at maturity. Interest is to accrue on the principal amount at a fixed simple rate of ten percent per year, calculated on the actual number of days elapsed on the basis of a 360 day year. The principal amount and accrued interest on the note may be converted into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share for three years. The obligations of the Company under the note are protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We used the proceeds for general corporate purposes. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.


ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------

4.1 Form of Securities Purchase Agreement, May 2005 (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on July 15,
                  2005)

4.2*              Securities Purchase Agreement, August 10, 2005

11 Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I
                  - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

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

                                           PEAK ENTERTAINMENT HOLDINGS, INC.

Dated:  August 16, 2005                    By:  /s/ WILFRED SHORROCKS
                                                ---------------------
                                           Wilfred Shorrocks,
                                           Chairman and Chief Executive Officer

Dated:  August 16, 2005                    By:  /s/ NICOLA YEOMANS
                                                ------------------
                                           Nicola Yeomans
                                           Principal Financial Officer