Form 10QSB
period 2005-09-30
PEAK ENTERTAINMENT HOLDINGS INC
filed 2005-11-23
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to ________.

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 1, 2005, we had 31,470,108 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        PEAK ENTERTAINMENT HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                 Page

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)                                  3
         Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004     3
         Condensed Consolidated Statements of Operations for the Nine Months
                  Ended September 30, 2005 and 2004                                               4
         Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2005 and 2004                                               5
         Notes to Condensed Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis                                                    24

Item 3.  Controls and Procedures                                                                 32

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             33
Item 5.  Other Information                                                                       34
Item 6.  Exhibits                                                                                35

SIGNATURES                                                                                       36

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PEAK ENTERTAINMENT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                            December 31,      September 30,
                                                               2004               2005
                                                            -----------       -----------
                                                             (Audited)        (Unaudited)
                                                            -----------       -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                   $    10,235       $      --
Accounts receivable                                             498,187           902,168
Inventory                                                        91,743              --
Other current assets                                            861,728         1,048,358
                                                            -----------       -----------
Total current assets                                          1,461,893         1,950,526

Deferred professional fees                                      205,834           186,482
Plant and equipment, net                                        259,649           215,309
Intangible assets, net of amortization                        1,972,683         1,829,489
                                                            -----------       -----------
                                                            $ 3,900,059       $ 4,181,806
                                                            ===========       ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable                                            $ 1,301,539       $ 1,356,127
Short-term borrowing                                               --             209,505
Stockholders' advance account                                   752,522           551,215
Licenses fees payable                                            67,831            62,064
Other accrued liabilities                                     2,290,629         2,525,697
                                                            -----------       -----------
Total current liabilities                                     4,412,521         4,704,878

LONG TERM LIABILITIES

License fees payable                                          1,234,119         1,199,882
Convertible debentures                                          330,652         1,032,005
                                                            -----------       -----------
Total long term liabilities                                   1,564,771         2,231,887

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 - 900,000,000
   Shares authorized, 29,040,955 and 31,470,108 issued
   and outstanding                                               29,050            31,470
Additional paid in capital                                    4,576,739         6,850,654
Accumulated deficit                                          (5,960,203)       (9,342,865)
Other comprehensive income                                     (722,819)         (294,218)
                                                            -----------       -----------
Total stockholders' deficit                                 (2,077, 233)       (2,754,959)
                                                            -----------       -----------
                                                            $ 3,900,059       $ 4,181,806
                                                            ===========       ===========

          See accompanying notes to consolidated financial statements.

                        PEAK ENTERTAINEMNT HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three months       Three months       Nine months        Nine months
                                             ended              ended              ended               ended
                                          September 30,      September 30,      September 30,      September 30,
                                              2004               2005               2004               2005
                                          ------------       ------------       ------------       ------------
Revenue                                   $    138,474       $    437,908       $    248,014       $  1,090,688

Cost of Goods Sold                             101,418             76,743            186,332            191,926

                                          ------------       ------------       ------------       ------------
Gross profit                                    37,056            361,165             61,682            898,762

Operating expenses
Selling, general and administrative            505,452            641,973          2,104,581          1,811,702
Non cash expenses                               87,136            431,990            339,392          1,854,127
                                          ------------       ------------       ------------       ------------
Total operating expenses                       592,588          1,073,963          2,443,973          3,665,829



                                          ------------       ------------       ------------       ------------
Loss from operations                          (555,552)          (712,798)        (2,382,291)        (2,767,067)

Gain/ (loss) on settlement of
convertible
debentures and accrued interest               (434,800)                              443,376            (37,559)

Foreign exchange gain                          (26,720)           (61,673)             9,092           (341,868)

Interest expense                              (127,077)            (4,729)          (473,101)          (236,168)


                                          ------------       ------------       ------------       ------------
Net loss                                  $ (1,144,129)      $   (779,199)      $ (2,402,924)      $ (3,382,662)
                                          ============       ============       ============       ============

Basic and diluted net loss per share      $      (0.04)      $      (0.02)      $      (0.10)      $      (0.11)
                                          ============       ============       ============       ============

Weighted average common shares
outstanding                                 26,928,879         31,470,108         24,808,303         30,824,904
                                          ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                        PEAK ENTERTAINMENT HOLDINGS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine months ended  Nine months ended
                                                                               September 30,      September 30,
                                                                                   2004               2005
                                                                                -----------       -----------
Cash flows from operating activities

Net loss                                                                        $(2,402,924)      $(3,382,662)

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation                                                                         13,985            80,054
Amortization of intangible assets                                                   106,360           271,610

Foreign exchange gain/(loss)                                                         (9,092)          341,868
Accretion of discount on debentures                                                 245,941           110,293

Gain on settlement of debentures                                                   (443,376)             --
Non-cash interest                                                                      --             418,396
Non-cash professional and consulting fees                                           713,695         1,854,127
Loss on sale of intangibles                                                          65,222

Changes in working capital:

Accounts receivable                                                                 (16,270)         (403,981)
Inventories                                                                          55,400            91,743

Other current assets                                                                (83,009)         (186,630)
Accounts payable and other accrued liabilities                                    2,134,102           283,889
                                                                                -----------       -----------


Net cash used in operating activities                                              (380,034)         (521,293)


Cash flows from investing activities:


Purchase of plant and equipment                                                      (4,456)          (35,714)

Purchase of intangibles                                                          (2,060,244)         (128,416)
Issue of debentures                                                               2,024,000           560,000
Settlement of debentures                                                         (1,000,000)             --


                                                                                -----------       -----------
Net cash (used in)/ provided by investing activities                               (895,065)          395,870

          See accompanying notes to consolidated financial statements.

                           PEAK ENTERTAINMENT HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                   Nine months ended        Nine months ended
                                                                     September 30,            September 30,
                                                                         2004                     2005
                                                                     -----------              -----------
Cash flows from financing activities:                                $                        $


Short term (repayment) borrowing, net                                   (281,460)                 209,505
Stockholders' advances (repayment) account                                44,420                 (201,307)
Issue of common stock shares                                             350,000                     --
Issue of common stock purchase warrants                                  150,000                     --


                                                                     -----------              -----------
Net cash provided by/(used in) financing activities                      262,960                    8,198

Cumulative translation adjustment                                        115,865                  101,092




(Decrease) increase in cash and cash equivalents                        (136,206)                 (16,133)


Cash and cash equivalents, beginning of period                           152,339                   16,133

Cash and cash equivalents, end of period                             $    16,133              $         0


Supplemental disclosures of cash flow information


Interest Paid                                                        $     1,300              $        60


Purchases of licenses through issuance of long-term liabilities      $ 1,733,685                     --


Issuance of shares in settlement of liability                        $   443,500                     --

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the financial statements, at September 30, 2005 and for the nine months then ended, the Company has suffered recurring losses, negative cash flows from operations, negative working capital, an accumulated deficit of $9,031,232 and a stockholders' deficiency of $2,754,959.

         As shown in the accompanying financial statements, the Company incurred a net loss of $3,382,662 during the current period. Current economic conditions have limited the ability of the Company in acquiring additional equity capital.

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

         The Company has developed a business plan to increase revenue by capitalizing on its integrated media products The Company is in constant discussions with outside sources to provide the required funds to cover operational costs. This continuous need raises substantial doubt about the Company's ability to continue in existence. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty. While the Company is optimistic that it can execute its business plan, there can be no assurance that;

         a) increased sales necessary to obtain profitability will materialize, and

         b) the Company will be able to raise sufficient cash to fund the additional working capital requirements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

         (C)      Interim Financial Information

                  In the opinion of management, the interim financial information as of September 30, 2005 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

         (E)      Revenue Recognition

                  The Company generates revenues from three distinct sources; the license fees generated from the production of television entertainment, character licensing and sales of character related consumer products. Revenue from the production of television entertainment is recognized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film" Under this guidance, the Company recognizes revenue from the sale of television entertainment when all of the following conditions are met:

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

         (H)      Film and television costs

                  The Company capitalizes the costs of developing film and television projects in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film" These costs will be amortized using the individual-film-forecast-computation method, which amortizes costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue at the beginning of the current fiscal year. The Company has recorded no amortization to date as revenue has yet to be recognized.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

                  Basic and diluted earnings per share are the same during the quarter ended September 30, 2004 and 2005 as the impact of dilutive securities is antidilutive. There were 9,948,000 warrants to purchase shares of the Company's common stock outstanding as of September 30, 2005.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

2        Summary of Significant Accounting Policies (continued)

         (Q)      Recent Accounting Pronouncements

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


3        Significant current assets and liabilities

         Included within current assets and current liabilities are the following significant balances:


                                     December 31,    September 30,
                                        2004              2005
        Other current assets

        Prepaid consulting          $        -       $      158,320
        Accrued royalty income            826,242           734,724
        Other current assets               35,486           155,314
                                ----------------- -----------------
                                    $     861,728    $    1,048,358
                                ================= =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


5        Convertible debt (continued)

         On August 10, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 8, 2005, and warrants to purchase 333,333 shares of common stock. Interest on the note is due at maturity. Interest is to accrue on the principal amount at a fixed simple rate of ten percent per year, calculated on the actual number of days elapsed on the basis of a 360 day year. The principal amount and accrued interest on the note may be converted into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 10, 2008. Our obligations under the note are protected by a subordinated lien on our intellectual property that is subordinate to the liens of prior lenders. We granted the investor certain piggyback registration rights with respect to the shares of common stock underlying the securities purchased, agreeing to seek registration of the eligible shares in a registration statement that we file at a future date. If we do not file a registration statement within a six month period, the holder is entitled to demand the filing of a registration statement covering the resale of the underlying shares of common stock. We used the proceeds for general corporate purposes.

         On August 22, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 21, 2005, and warrants to purchase 333,333 shares of common stock. Interest on the note is due at maturity. Interest is to accrue on the principal amount at a fixed simple rate of ten percent per year, calculated on the actual number of days elapsed on the basis of a 360 day year. The principal amount and accrued interest on the note may be converted into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 22, 2008. Our obligations under the note are protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We granted the investor certain piggyback registration rights with respect to the shares of common stock underlying the securities purchased, agreeing to seek registration of the eligible shares in a registration statement that we file at a future date. If we do not file a registration statement within a six month period, the holder is entitled to demand the filing of a registration statement covering the resale of the underlying shares of common stock. We used the proceeds for general corporate purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

         During the period the company had the following transactions with its related parties:

                  a)       Wilfred and Paula Shorrocks

                           As of December 31, 2004 and September 30, 2005 the Company owed Wilfred and Paula Shorrocks $752,522 and $551,215, respectively.

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

                           Interest accrues commencing July 1, 2005 on any unpaid balance, at 8% per annum.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

         In July 2003, Mr Kuessous advanced the Company $100,000 On December 17, 2003, the Company entered into a "Cancellation of Debt in Exchange for Securities Agreement", whereby Mr Kuessous cancelled the $100,000 owed to him by the Company in exchange for 583,333 shares of common stock of the Company and 150,000 common stock purchase warrants with an exercise price of $0.50 per share. The warrants vested immediately and are exercisable over a three year period. The warrants have been valued using the Black-Scholes Option Model and had a value of $79,449 at the date of grant and the common stock had a value of $332,500 on the date of issuance. The total value of the common stock and warrants is $411,995 and was compared with the $100,000 carrying value of the advances, resulting in an additional expense of $311,995, which was included in selling, general and administrative expenses in 2003.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

         During the quarter ended September 30, 2004, $541,000 of the 8% convertible debentures was converted at $0.30 per share into 1,805,000 shares of common stock. A loss on conversion of $481,395 was recognized during that quarter.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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


9        Subsequent Events

         On October 1, 2005, we entered into a consulting agreement with CEOcast, Inc., pursuant to which we agreed to issue 200,000 shares of our common stock in connection with the agreement, and 182,000 shares of common stock in connection with balance due under a prior agreement with CEOcast dated September 1, 2004. The agreement is for a term of six months.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

9        Subsequent Events  (continued)

         In October 2005, we sold to three accredited investors 30,000 units of our securities for $300,000. Each unit, at a price of $10,000, consists of: (i) a 12% $10,000 convertible debenture, convertible into shares of common stock at $0.30 per share, and (ii) warrants to purchase 25,000 shares of the Company's common stock. Interest on the principal amount of the debenture will accrue at the simple interest rate of 12% per year computed on the basis of a 360 day year. Interest is payable at maturity in cash. The debenture will mature in 18 months from issue, unless earlier due. The debentures are secured by assets of our company, to the extent not already encumbered. We agreed not to grant any other person, after the closing upon the private placement pursuant to which the units were offered, a priority security interest in its assets for so long as the debentures remain outstanding, except with the consent of 2/3 of the outstanding face amount of holders of the debentures. Consent of a two-thirds majority of the holders of our debentures will be required for (i) any sale by the company of substantially all of our assets unless the proceeds of such sale are used to repay the debentures, (ii) any merger of the company with another entity, where we are not the surviving corporation, unless as part of such transaction the debentures will be repaid, or (iii) certain other actions materially affecting the debentures that require approval of the debenture holders under the corporations laws of the State of Nevada. The warrants will be exercisable for a period of five years into shares of common stock at $0.30 per share. We granted the investor certain piggyback registration rights with respect to the shares of common stock underlying the warrants purchased, agreeing to seek registration of the eligible shares in a registration statement that we file at a future date. We used the proceeds for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

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


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2005 AND 2004

Revenues

Consolidated net revenues increased 340% to $1,090,688 and 216% to $437,908 for the nine months and three months ended September 30, 2005 as compared to 2004.

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

Cost of Revenue

For the nine and three months ended September 30, 2005 cost of revenues was $191,926 and $76,743, respectively, as compared to $186,332 and $101,418 for the same periods in 2004. Cost of revenues as a percentage of revenues decreased to 18% for the nine and three months ended September 30, 2005, respectively, as compared to 75% and 73% for the same periods in 2004. Cost of revenue is primarily made up of inventory, transport and royalties due on licenses.

We anticipate that our cost of revenue with respect to income from entertainment and consumer products will increase significantly in 2005 as we enter into the production stages of more television show episodes and increased marketing efforts for the sale of consumer goods. It is anticipated that the cost of revenue for our television shows will initially increase in relation to our entertainment revenues, until such time that the television episodes are completed, at which time the significant costs will have been incurred Since costs for entertainment comprise mostly of non-recurring episode production costs, we expect such costs to decrease as a percentage of revenues as we distribute the shows and generate revenues from more and more markets. It is anticipated that the cost of revenue for our consumer products will increase in direct relation to an increase in revenues.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative costs were $1,811,702 and $641,973 for the nine and three months ended September 30, 2005, respectively, compared to $2,104,581 and $505,452 for the nine and three months ended June 30, 2004. Selling, general and administrative costs decreased by 14% for the nine ended September 30, 2005, respectively, as compared to the - nine months ended June 30, 2004. This decline represents management focus on controlling spending. The significant and noteworthy expenses were principally costs incurred from legal, accounting and other professional services related to the ongoing SEC filings and investment within the company. Such costs have been a significant factor affecting the business operations at a time when we lack sufficient revenues from operations to finance the production of our television shows and rely upon financing from third parties. We will continue to incur such expenses in 2005 as the company is in the financing stages of its animation projects and general investment into the company. We anticipate that expenses for legal, accounting and other professional services will continue to be a significant factor during 2005, due to our continuing need to raise capital and our securities law reporting obligations as a publicly-held company.

Non-cash expense

Non cash expense for the nine and three months ended September 30, 2005 was $1,854,127 and $431,990, respectively, as compared to $339,392 and $87,136 for the same periods in 2004, an increase of $1,514,735 and $1,486,873. The increase in non cash expense is primarily related to the Company increased efforts to raise capital for its operations.


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

Sources and Uses of Cash

To date, the Company has financed its operations primarily through the sale of equity securities and debt. At September 30, 2005, we had no cash and used approximately $521,000 to fund our operations and net loss for the nine months ended September 30, 2005. The Company's consolidated financial statements for December 31, 2004 had been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors issued there audit report for the December 31, 2004 financial statements dated May 16, 2005 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raised substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations. The Company's ultimate future capital requirements will depend on many factors, including cash flow from operations, customer acquisition, and the Company's ability to successfully market its products.

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

         Sources and Uses of Cash from Operating Activities

For the nine months ended September 30, 2005, cash flows from operating activities resulted in negative cash flows of $521,000. The net loss of $3,382,662, increase in accounts receivable by $403,981 and other assets by $186,630 were offset by non-cash charges of $3,076,000 for depreciation, amortization of intangible assets, amortization of discount on debentures, non-cash professional and consulting fees.

         Sources and Uses of Cash from Investing Activities

Cash flows from investing activities resulted in positive cash flows of approximately $396,000 for the nine months ended September 30, 2005, as compared to cash used of $895,000 in 2004. In the nine months ended September 30, 2005 we raised $560,000 of cash from debt and purchased $36,000 in equipment and $128,000 to purchase intangibles. In 2005, our focus will be on production and investment in new product licenses from third parties. We may expend significant resources in investing activities in 2005.

         Sources and Uses of Cash from Financing Activities

Cash flows from financing activities resulted in positive cash flows of $8,000 for the nine months ended September 30, 2005, compared to same period in 2004 of negative $263,000. In 2005, we intend to continue to rely upon capital raised from third party investors in private placements to fund our operations, as well as any entertainment production financing partners we can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

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

On August 10, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 8, 2005, and warrants to purchase 333,333 shares of common stock. Interest on the note is due at maturity. Interest is to accrue on the principal amount at a fixed simple rate of ten percent per year, calculated on the actual number of days elapsed on the basis of a 360 day year. The principal amount and accrued interest on the note may be converted into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 10, 2008. The obligations of the Company under the note are protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We used the proceeds for general corporate purposes.

On August 22, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 21, 2005, and warrants to purchase 333,333 shares of common stock. Interest on the note is due at maturity. Interest is to accrue on the principal amount at a fixed simple rate of ten percent per year, calculated on the actual number of days elapsed on the basis of a 360 day year. The principal amount and accrued interest on the note may be converted into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 22, 2008. The obligations of the Company under the note are protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We used the proceeds for general corporate purposes.

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

(1)   Revenue Recognition.

Revenue from the production of television entertainment is recognized in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film." Under this guidance, the Company recognizes revenue from the sale of television entertainment when all of the following conditions are met:

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

(2)   Film and Television Costs.

The Company capitalizes the costs of developing film and television projects in accordance with Statement of Position 00-2 "Accounting by Producers or Distributors of Film." These costs will be amortized using the individual-film-forecast-computation method, which amortizes costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue at the beginning of the current fiscal year. The Company has recorded no amortization to date as revenue has yet to be recognized.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No 123, "Share-Based Payment" ("SFAS Statement 123R") which replaces SFAS No 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No 25, "Accounting for Stock Issued to Employees." This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. SFAS No 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will not have a material impact on the Company's consolidated results of operations and earnings per share.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2005 ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 10, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 8, 2005, and warrants to purchase 333,333 shares of common stock. Interest on the note is due at maturity. Interest is to accrue on the principal amount at a fixed simple rate of ten percent per year, calculated on the actual number of days elapsed on the basis of a 360 day year. The principal amount and accrued interest on the note may be converted into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 10, 2008. Our obligations under the note are protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We granted the investor certain piggyback registration rights with respect to the shares of common stock underlying the securities purchased, agreeing to seek registration of the eligible shares in a registration statement that we file at a future date. If we do not file a registration statement within a six month period, the holder is entitled to demand the filing of a registration statement covering the resale of the underlying shares of common stock. We used the proceeds for general corporate purposes. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On August 22, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 21, 2005, and warrants to purchase 333,333 shares of common stock. Interest on the note is due at maturity. Interest is to accrue on the principal amount at a fixed simple rate of ten percent per year, calculated on the actual number of days elapsed on the basis of a 360 day year. The principal amount and accrued interest on the note may be converted into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 22, 2008. Our obligations under the note are protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We granted the investor certain piggyback registration rights with respect to the shares of common stock underlying the securities purchased, agreeing to seek registration of the eligible shares in a registration statement that we file at a future date. If we do not file a registration statement within a six month period, the holder is entitled to demand the filing of a registration statement covering the resale of the underlying shares of common stock. We used the proceeds for general corporate purposes. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On October 1, 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, we entered into a consulting agreement with CEOcast, Inc., pursuant to which we agreed to issue 200,000 shares of our common stock in connection with the agreement, and 182,000 shares of common stock in connection with balance due under a prior agreement with CEOcast dated September 1, 2004. The agreement is for a term of six months.

In October 2005, we sold to three accredited investors 30,000 units of our securities for $300,000. Each unit, at a price of $10,000, consists of: (i) a 12% $10,000 convertible debenture, convertible into shares of common stock at $0.30 per share, and (ii) warrants to purchase 25,000 shares of the Company's common stock. Interest on the principal amount of the debenture will accrue at the simple interest rate of 12% per year computed on the basis of a 360 day year. Interest is payable at maturity in cash. The debenture will mature in 18 months from issue, unless earlier due. The debentures are secured by assets of our company, to the extent not already encumbered. We agreed not to grant any other person, after the closing upon the private placement pursuant to which the units were offered, a priority security interest in its assets for so long as the debentures remain outstanding, except with the consent of 2/3 of the outstanding face amount of holders of the debentures. Consent of a two-thirds majority of the holders of our debentures will be required for (i) any sale by the company of substantially all of our assets unless the proceeds of such sale are used to repay the debentures, (ii) any merger of the company with another entity, where we are not the surviving corporation, unless as part of such transaction the debentures will be repaid, or (iii) certain other actions materially affecting the debentures that require approval of the debenture holders under the corporations laws of the State of Nevada. The warrants will be exercisable for a period of five years into shares of common stock at $0.30 per share. We granted the investor certain piggyback registration rights with respect to the shares of common stock underlying the warrants purchased, agreeing to seek registration of the eligible shares in a registration statement that we file at a future date. We used the proceeds for general corporate purposes. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 5. OTHER INFORMATION

We entered into a license agreement dated February 1, 2005 with Color Media International. Under the agreement, we licensed the right to intellectual property called Pretty Pony Club in connection with the sale of comic books. The license territory is Serbia and Montenegro. We are to receive royalties of 5% of the net sales price. The minimum guaranteed royalty is UK (pounds) 10,000 plus VAT, payable quarterly over the term of the license. The license expires on January 31, 2007.

We entered into a license agreement dated April 20, 2005 with Character Options Ltd. Under the agreement, we licensed the right to Muffin The Mule intellectual property for use in connection with the sale of toy products, not yet specified. The license territory is the United Kingdom, Channel Islands, and Ireland. We are to receive royalties of 10% of the sales price. The minimum guaranteed royalty is UK (pounds) 100,000. The license period is for three years.

We entered into a license agreement dated July 2005 with Future Publishing Limited. Under the agreement, we licensed the right to Muffin The Mule intellectual property for use in connection with the sale of a magazine. The license territory is the United Kingdom, Ireland, Northern Ireland, Channel Islands, and the Isle of Man. We are to receive royalties of 6% of the cover price less VAT on sales of the magazine after the first six issues. The minimum guaranteed royalty is UK (pounds) 22,500 plus VAT payable in five installments, with the first installment payable at the time of the publication of the seventh issue and payable quarterly thereafter. The license period is for two years from the first publication date.

We entered into a Television License Agreement dated July 11, 2005with HOP! Channel Ltd. for the broadcast of 52 eleven minute episodes (9.5 hours) of The Wumblers on cable and satellite television. The territory is Israel. The license fee per hour is USD $400, or a total license fee of USD $3,800. The license period is for four years from January 1, 2006.

We entered into a license agreement dated August 16, 2005 with Martin Yaffe International Ltd. Under the agreement, we licensed the right to Muffin The Mule intellectual property for use in connection with the sale of rocking horse and stick horse toys. The license territory is the United Kingdom and Ireland. We are to receive royalties of 10% of the net sales price or 12% of F.O.B. price. The minimum guaranteed royalty is UK (pounds) 7,500 plus VAT payable quarterly over the term of the license. The license expires on December 31, 2007.

We entered into a license agreement dated September 1, 2005 with Toontastic Publishing Ltd. This is a renewal of an earlier license agreement dated December 5, 2002, and renewed in 2004. Under the agreement, we licensed the right to intellectual property called Pretty Pony Club in connection with the sale of comic books. The license territory is the United Kingdom and Ireland. We are to receive royalties of 4% of the net sales price and 5% of Toontastic purchase price on covermounts manufactured by a third party of Pretty Pony Club toys. There is no minimum guaranteed royalty under the renewed license. The license expires on August 31, 2006.

We entered into a license agreement, dated September 1, 2005, with Fun2Learn Ltd. Under the agreement, we licensed the right to Muffin The Mule intellectual property for use in connection with children's coin operated rides. The license territory is the United Kingdom. We are to receive royalties of UK (pounds) 100 per unit. The minimum guaranteed royalty is UK (pounds) 2,000 plus VAT payable quarterly over the term of the license. The license expires on December 31, 2007.

The staff of the Division of Corporation Finance of the Securities and Exchange Commission issued comments on June 9, 2005 to the Company in connection with its review of the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed on May 16, 2005. Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company's management recommended, and its Board of Directors determined on June 24, 2005, that it will restate its financial statements for the year ended December 31, 2004. As a result, the financial statements issued by the Company for the year ended December 31, 2004 should no longer be relied upon. The Company's determination to restate these previously issued financial statements stems from comments from the Commission requesting information related to (i) the accounting of pre-production labor costs, and (ii) the nature, source, and basis for measurement of foreign exchange gain (loss). The Company is working with its independent auditors to complete the review of the accounting matters and quantify the impact on the financial statements that were previously filed. The Company does not believe that the changes will materially adversely affect the Company's results of operation for the year ended December 31, 2004. Once this review is complete, the Company will restate its 2004 year end financial statements. The Company expects to complete its review of this matter shortly.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number    Description of Exhibit
--------------    ----------------------

4.1               Form of Securities Purchase Agreement, May 2005 (Incorporated
                  by reference to Exhibit 4.1 of Form 8-K filed on July 15,
                  2005)
4.2               Securities Purchase Agreement, August 10, 2005 (Incorporated
                  by reference to Exhibit 4.2 of Form 10-QSB filed on August 17,
                  2005)
4.3*              Securities Purchase Agreement, August 22, 2005
4.4*              Form of Agreements related to sale of Units of Securities,
                  October 2005
10.1*             License Agreement with Color Media International, dated
                  February 1, 2005
10.2*             License Agreement with Character Options Ltd., dated April 20,
                  2005
10.3*             License Agreement with Future Publishing Limited, July 2005
10.4*             Television License Agreement with HOP! Channel Ltd., dated
                  July 11, 2005
10.5*             License Agreement with Martin Yaffe International Ltd, dated
                  August 16, 2005
10.6*             License Agreement with Toontastic Publishing Ltd., Renewal, dated September 1, 2005
10.7*             License Agreement with Fun2Learn Ltd., dated September 1, 2005
10.8*             Consultant Agreement with CEOcast, October 1, 2005
11                Statement re: computation of per share earnings is hereby
                  incorporated by reference to "Financial Statements" of Part I
                  - Financial Information, Item 1 - Financial Statements,
                  contained in this Form 10-QSB.
31.1*             Certification of Chief Executive Officer Pursuant to
                  Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*             Certification of Principal Financial Officer Pursuant to
                  Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*             Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350
32.2*             Certification of Principal Financial Officer Pursuant to 18
                  U.S.C. Section 1350
---
* Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PEAK ENTERTAINMENT HOLDINGS, INC.


Dated:  November 21, 2005                By:  /s/ WILFRED SHORROCKS
                                              ---------------------
                                         Wilfred Shorrocks,
                                         Chairman and Chief Executive Officer



Dated:  November 21, 2005                By:  /s/ NICOLA YEOMANS
                                              ------------------
                                         Nicola Yeomans
                                         Principal Financial Officer