Form 10KSB/A
period 2004-12-31
PEAK ENTERTAINMENT HOLDINGS INC
filed 2006-01-19
CIK 824851

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                             INTRODUCTORY STATEMENT

In this Amendment No. 2 to our Annual Report on Form 10-KSB/A (the "Second Amendment") for the year ended December 31, 2004, we further amend the following items set forth in our Amendment No. 1 to our Annual Report on Form 10-KSB/A (the "First Amendment") filed on May 16, 2005:

         Part II - Item 6.  Management's Discussion and Analysis
         Part II - Item 7.  Financial Statements
         Part III - Item 13. Exhibits

The staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") issued comments on June 9, 2005 to the Company in connection with its review of the Company's First Amendment.

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

Certain errors were made in the recording of pre-production expenses in connection with pre-production revenue in the year ended December 31, 2004, resulting in an increase in cost of revenues of $253,495 and a reduction in selling, general and administrative costs of the same value. The restatement adjustments record pre-production labor and associated costs connected to pre-production revenue, which were previously included within selling, general and administrative costs, as direct costs of revenues. This adjustment reduces selling, general and administration costs by $253,495 and increases costs of revenues by $253,495.

The foreign exchange gain (loss) arose from two sources: (i) translation adjustments, and (ii) adjustments arising from the Company's functional currency being UK pounds, which is the principal source of the foreign exchange gain
(loss). A foreign exchange loss of $32,263 arising from the Company's functional currency being UK Pounds had been incorrectly included within foreign exchange gain within the consolidated statements of operations rather than the cumulative translation adjustment within the consolidated statements of comprehensive loss. The restatement adjustment reflects an additional element of the foreign exchange gain within the Statements of Comprehensive Loss rather than in the Statements of Operations. This had the effect of increasing the foreign exchange gain within the consolidated statements of operations by $32,263 and increasing the cumulative translation loss within the consolidated statements of comprehensive loss by $32,263.

The above items resulted in a reduction in net loss for the year ended December 31, 2004 of $32,263 offset by a similar increase in loss from cumulative translation adjustment such that the comprehensive loss for the year ended December 31, 2004 and the consolidated balance sheet totals at December 31, 2004 remain unchanged.

Except as discussed above, we have not modified or updated disclosures presented in the First Amendment, except as required to reflect the effects of the restatement, in this Second Amendment. Accordingly, this Second Amendment does not reflect events occurring after the filing of the First Amendment or modify or update those disclosures affected by subsequent events.

Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the restatement.

                        PEAK ENTERTAINMENT HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
  PART I

  Item 1.      Description of Business                                                                         4
  Item 2.      Description of Property                                                                         14
  Item 3.      Legal Proceedings                                                                               14
  Item 4.      Submission of Matters to a Vote of Security Holders                                             15

  PART II

  Item 5.      Market for Common Equity and Related Stockholder Matters                                        16
  Item 6.      Management's Discussion and Analysis                                                            18
  Item 7.      Financial Statements                                                                            32
  Item 8.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure            62
  Item 8A.     Controls and Procedures.                                                                        63
  Item 8B.     Other Information                                                                               63

  PART III

  Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance
               With Section 16(a) of the Exchange Act                                                          65
  Item 10.     Executive Compensation                                                                          68
  Item 11.     Security Ownership of Certain Beneficial Owners and Management                                  69
  Item 12.     Certain Relationships and Related Transactions                                                  71
  Item 13.     Exhibits                                                                                        72
  Item 14.     Principal Accountant Fees and Services                                                          76

  Signatures                                                                                                   77

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

Consumer Products

Consumer products have historically been our primary source of revenues operated primarily through three wholly-owned subsidiaries:

o        Cameo Collectables - for the sale of gift and collectibles items;
o Jusco Toys - for the manufacture and production of toys and other consumer products; and o Wembley Sportsmaster - for a range of leisure toys (not yet launched).

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

Design Studio Team

We have set up an in-house design studio team, with designers and artists, equipped with an animation studio. The team is involved in character creation, storyboard development, and animation production. The team is also involved in preparing marketing literature to support our licensing activities, and in toy design, packaging and display solutions to support our consumer products.

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

      o We entered into a representation agreement, dated April 22, 2004, with The Sharpe Company, Inc., located in Manhattan Beach, California, granting The Sharpe Company, in connection with our Countin' Sheep product 6 12 ts, the exclusive right to negotiate with manufacturers and other interested parties licenses for merchandising rights in the United States and Canada for a period ending on September 30, 2005. The commission rate is 30% of gross receipts. The Sharpe Company also had the right to find a distributor for the sale and distribution the sale of the products in the United States through June 2004.

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

Cost of Revenue

For the year ended December 31, 2004, cost of revenues was $596,651 as compared to $725,066 in 2003, a decrease of 18%. Cost of revenues as a percentage of revenues decreased to 51% in 2004 as compared to 71% in 2003. Cost of revenue is primarily made up of labor costs, inventory, transport and royalties due on licenses.

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

Gross Profit

Gross profit for the twelve months ended December 31, 2004 was $569,505, or 49% of revenues, as compared to $289,930 or 28.6% of revenues, for the same period in 2003.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative costs were $2,343,790 for the year ended December 31, 2004 compared to $2,614,593 for the year ended December 31, 2003. As a percentage of revenues, selling, general and administrative costs decreased to 201% for the year ending December 31, 2004 from 257% for the year ending December 31, 2003. The following table summarizes the costs incurred in 2004.

Operation                               Expense ($)     % of Total Cost
---------                               -----------     ---------------

General Costs                             567,579              24%
Employee Compensation                     281,257              12%
Legal and Professional                  1,290,130              55%
Travel and Entertainment                  204,824               9%

TOTAL                                   2,343,790             100%

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

Net Loss

Our net loss decreased from $2,966,547, or $0.14 loss per share, in the year ended December 31, 2003 to $1,993,942, or $0.077 loss per share, in 2004. The decrease in net loss is significantly attributable to a gain on settlement of convertible debentures and accrued interest.

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

Accounts Payable -                $ 1,301,439       $ 1,301,439          Refers to various payables (composed
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

Short Term License                $    67,831       $    67,831

Debentures - various              $   330,652       $         0          Discount and interest on the debentures.
debenture holders                                                        Does not include the principal amount of
                                                                         the debentures in the amount of $958,000.

Other - including Tax and         $ 1,904,534       $ 1,904,534          Various costs payable within 2005
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

P.O.V (Malaysia)                  $   259,119     To be determined       Animation costs for Monster Quest.
                                                  based upon the level
                                                  of financing
                                                  received within 2005.
-------
TOTAL                             $ 5,977,192       $ 3,809,899

You will note that $1,994,643 or 33% of the total commitments as of December 31 2004, is committed to the principals of Peak in promissory notes or long-term licenses and a further 5% is committed to the holders of outstanding debentures.

We rely on short-term outside funding to meet our short-term liquidity needs, as the internal cash flows generated by sales of our toys and gift products have been insufficient to fully meet our short-term liquidity needs. We anticipate that in fiscal year 2005, we will be in position to meet our short-term and long-term liquidity needs through the internal cash flows generated from broadcast sales from our current entertainment projects, Monster Quest and The Wumblers, which are scheduled for production in late 2005 to early 2006. However, our gross profit for the year ended December 31, 2004 represented only 15 % of our commitments payable within twelve months. As of December 31, 2004. Because our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.

Sources and Uses of Cash

For the twelve months ended December 31, 2004, we had a net operating loss of $2,204,512 and an overall net loss of $1,993,942. At December 31, 2004, we had $10,235 in cash and had a working capital outflow of $437,281.

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

      Sources and Uses of Cash from Operating Activities

For the twelve months ended December 31, 2004, cash flows from operating activities resulted in negative cash flows of $437,281. The cash outflow from losses was increased due to the effects of the foreign exchange loss of $371,113 but reduced by the gain on settlement of convertible debentures of $883,033 and by non-cash charges of $2,701,135 for depreciation, amortization of intangible assets, amortization of discount on debentures, non-cash professional and consulting fees and loss on sale of intangibles. Cash used in operations also arises from an increase of $459,726 in accounts receivable a decrease of $150,161 in accounts payable and other accrued liabilities and a decrease of $223,823 in other current assets.

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

      Sources and Uses of Cash from Investing Activities

Cash flows from investing activities resulted in positive cash flows of $1,010,590 in the twelve months ended December 31, 2004, a significant increase from cash flows of ($109,001) in fiscal 2003. In the twelve months ending December 31, 2004, cash applied to investing activities included $71,029 toward plant and equipment. In 2005, our focus will be on production and investment in new product licenses from third parties. We may expend significant resources in investing activities in 2005.

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

ITEM 7 - FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                           Page
                                                                           ----

  Report of independent registered public accounting firm                   33
  Consolidated balance sheets                                               34
  Consolidated statements of operations                                     35
  Consolidated statements of changes in stockholders' equity (deficit)      36
  Consolidated statements of comprehensive loss                             37
  Consolidated statements of cash flows                                     38
  Notes to the consolidated financial statements                            40

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity, comprehensive loss and cash flows for the year ended December 31, 2004.

Certain errors were made in the recording of pre-production expenses in connection with pre-production revenue in the year ended December 31, 2004, resulting in a reclassification of an increase in cost of revenues of $253,495 and a reduction in selling, general and administrative costs of the same value. In addition, a foreign exchange loss of $32,263 arising from the Company's functional currency being UK Pounds had been incorrectly included within foreign exchange gain within the consolidated statements of operations rather than the cumulative translation adjustment within the consolidated statements of comprehensive loss.

The above items resulted in a reduction in net loss for the year ended December 31, 2004 of $32,263 offset by a similar increase in loss from cumulative translation adjustment such that the comprehensive loss for the year ended December 31, 2004 and the consolidated balance sheet total at December 31, 2004 remain unchanged.

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

Garbutt & Elliott Limited
York, England
May 16, 2005, except for
the effects of the matter discussed in Note 2, which are as of January 19, 2006.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                         Year Ended           Year Ended
                                                        December 31,         December 31,
                                                            2003           2004 (Restated)
                                                       ---------------     ---------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                              $       152,339              10,235
Accounts receivable                                             34,620             498,187
Inventory                                                      236,007              91,743
Other current assets                                           588,439             861,728
                                                       ---------------     ---------------
Total current assets                                   $     1,011,405           1,461,893

Deferred professional fees                                     335,833             205,834
Plant and equipment, net                                       198,245             259,649
Intangible assets, net of amortization                       2,079,716           1,972,683
                                                       ---------------     ---------------
                                                       $     3,625,199           3,900,059
                                                       ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

CURRENT LIABILITIES

Short term borrowing                                   $       582,786                  --
Advances from factor                                             1,437                  --
Account payable                                              1,209,339           1,301,439
Stockholders' advance account                                  916,634             752,522
Licenses fees payable                                          457,715              67,831
Other accrued liabilities                                    1,325,524           2,290,729
                                                       ---------------     ---------------
Total current liabilities                              $     4,493,435           4,412,521

LONG TERM LIABILITIES

License fees payable                                         1,078,009           1,234,119
Convertible debentures                                         754,774             330,652
                                                       ---------------     ---------------
Total long term liabilities                            $     1,832,783           1,564,771

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001 - 900,000,000
Shares authorized, 21,774,212 and 29,040,955 issued
and outstanding                                        $        21,777              29,050
Additional paid in capital                                   1,650,841           4,576,739
Retained earnings (deficit)                                 (3,933,998)         (5,927,940)
Other comprehensive income                                    (439,639)           (755,082)
                                                       ---------------     ---------------
Total stockholders' equity (deficit)                        (2,701,019)         (2,077,233)
                                                       ---------------     ---------------
                                                       $     3,625,199           3,900,059
                                                       ===============     ===============

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year ended          Year ended
                                              December 31,        December 31,
                                                  2003          2004 (Restated)
                                            -----------------------------------

Revenue                                           1,014,996           1,166,156

Cost of revenue
Cost of Goods Sold                                  725,066             596,651
                                            -----------------------------------
Total cost of revenue                               725,066             596,651

Gross profit                                        289,930             569,505

Operating expenses
Selling, general and administrative               2,614,593           2,343,790
Depreciation and amortization                       173,830             430,227
                                            -----------------------------------

Total operating expenses                          2,788,423           2,774,017
                                            -----------------------------------

Loss from operations                             (2,498,493)         (2,204,512)

Gain/ (loss) on settlement of convertible
debentures and accrued interest                          --             444,031

Foreign exchange gain                               217,273             371,113

Interest expense                                   (685,327)           (604,574)

                                                         --
                                            -----------------------------------

Net loss                                         (2,966,547)         (1,993,942)
                                            ===================================

Basic and diluted net loss per share        $         (0.14)             (0.077)

Weighted average common shares                   20,562,980          25,942,440
outstanding
                                            ===================================

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS INC,
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        Accumulated
                                                                        Additional       Retained          Other
                                                                          paid in        Earnings      comprehensive
                                             Shares      Common stock     capital         deficit      income/ (loss)      Total
                                          -----------    ------------   -----------     -----------    --------------   -----------
Balance, December 31, 2002                 19,071,684         19,075        (19,072)       (967,451)        (71,530)     (1,038,978)

Issuance of stock, warrants,
debentures                                  2,702,528          2,702      1,669,913              --              --       1,672,615

Net loss                                           --             --             --      (2,966,547)             --      (2,966,547)

Cumulative translation adjustment                  --             --             --              --        (368,109)       (368,109)
                                          -----------    -----------    -----------     -----------     -----------     -----------

Balance, December 31,2003                  21,774,212    $    21,777    $ 1,650,841     ($3,933,998)    ($  439,639)    ($2,701,019)
                                          ===========    ===========    ===========     ===========     ===========     ===========

Buy-back of debentures                      1,000,000          1,000     (1,001,000)             --              --      (1,000,000)

Issuance of convertible debentures          2,666,666          2,667      2,522,334              --              --       2,525,001

Conversion of debentures                    1,805,000          1,805        539,695              --              --         541,500

Issuance of warrants in exchange
for future consulting service                 632,077            638        133,655              --              --         134,293

Issuance of common stock and
warrants in exchange for
cancellation of short-term debt               888,000            888        443,112              --              --         444,000

Issuance of penalty shares                    275,000            275        123,475              --              --         123,750

Stan Lee (Unvested)                                --             --          9,295              --              --           9,295

Vintage Filings                                    --             --        155,332              --              --         155,332

Net loss                                           --             --             --      (1,993,942)             --      (1,993,942)

Cumulative translation adjustment                  --             --             --              --        (315,443)       (315,443)
                                          -----------    -----------    -----------     -----------     -----------     -----------

Balance, December 31, 2004
(Restated)                                 29,040,955    $    29,050    $ 4,576,739     ($5,927,940)    ($  755,082)    ($2,077,233)
                                          ===========    ===========    ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                              Year ended          Year ended
                                             December 31,        December 31,
                                                 2003           2004 (Restated)
                                            ---------------     ---------------

Net loss                                    $    (2,966,547)         (1,993,942)

Cumulative translation adjustment                  (368,109)           (755,082)
                                            ---------------     ---------------

Comprehensive loss                          $    (3,334,656)         (2,749,024)
                                            ===============     ===============

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year ended          Year ended
                                                         December 31,        December 31,
                                                             2003           2004 (Restated)
                                                        ---------------     ---------------
Cash flows from operating activities

Net loss                                                $    (2,966,547)         (1,993,942)

Adjustment to reconcile net loss to net
cash used in operating activities:

Depreciation                                                     14,460              22,580
Amortization of intangible assets                               159,370             407,647
Foreign exchange gain/(loss)                                   (217,273)            371,113
Amortization of discount on debentures                          546,274             232,790
Gain on settlement of debentures                                     --            (883,033)
Non-cash common stock expenses                                  506,287                  --
Non-cash professional and consulting fees                            --           1,497,360
Loss on sale of intangibles                                          --             578,337

Changes in working capital:

Accounts receivable                                              35,351            (459,726)
Inventories                                                      26,982             163,577
Other current assets                                           (434,445)           (223,823)
Accounts payable and other accrued liabilities                1,669,647            (150,161)
                                                        ---------------     ---------------
Net cash used in operating activities                          (659,894)           (437,281)
                                                        ===============     ===============

      Cash flows from investing activities:

Purchase of plant and equipment                                 (63,676)            (71,029)
Purchase of intangibles                                         (47,132)                 --
Proceeds from sale of plant and equipment                         1,807               3,565

Issue of debentures                                                  --           1,078,054
                                                        ---------------     ---------------
Net cash (used in)/ provided by investing activities           (109,001)          1,010,590
                                                        ===============     ===============

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

                                                         Year ended          Year ended
                                                        December 31,        December 31,
                                                            2003           2004 (Restated)
                                                       ---------------     ---------------
Cash flows from financing activities:

Short term borrowing, net                                      237,120            (160,028)
Stockholders' advances account                                 (71,206)           (239,942)
Advances from factor, net                                        1,437                  --
Convertible debentures                                         785,000                  --
                                                       ---------------     ---------------
Net cash provided by/(used in) financing activities            952,351            (399,970)
                                                       ===============     ===============
Cumulative translation adjustment                              (40,987)           (315,443)
                                                       ===============     ===============
Increase in cash and cash equivalents                          142,469            (142,104)
Cash and cash equivalents, beginning of period                   9,870             152,339
                                                       ---------------     ---------------
Cash and cash equivalents, end of period               $       152,339              10,235
                                                       ===============     ===============

Supplemental disclosures of cash flow information

Interest Paid                                          $        24,533               1,182
                                                       ===============     ===============
Purchases of licenses through issuance of long
term liabilities                                       $        17,785            (407,036)
                                                       ===============     ===============
Accounting for reserve acquisition                             208,500                  --
                                                       ===============     ===============

Issuance of shares in settlement of liability                  332,500             444,000
                                                       ===============     ===============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

1     Description of Business and Future Prospects

      Peak Entertainment Holdings, Inc, formerly Peak Entertainment Ltd, was formed on November 20, 2001 as an integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc to take property from concept to consumer in-house, controlling and co-ordinating broadcast, promotions and product launches (toys, apparel, video games, etc.) to build market momentum and worldwide brand quality. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the financial statements, at December 31, 2004 and for the twelve months then ended, the Company has suffered recurring losses, negative cash flows from operations, negative working capital, an accumulated deficit of $5,927,940 and a stockholders' deficiency of $2,077,233.

      As shown in the accompanying financial statements, the Company incurred a net loss of $1,993,942 during the current period. Current economic conditions have limited the ability of the Company in acquiring additional equity capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

2     Restatement of Financial Statements:

      The staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") issued comments on June 9, 2005 to the Company in connection with its review of the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed on May 16, 2005.

      Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, Garbutt & Elliott Limited, the Company's management recommended, and its Board of Directors determined on June 24, 2005, that it restate its financial statements for the year ended December 31, 2004. As a result, the financial statements issued by the Company for the year ended December 31, 2004 should no longer be relied upon.

      The Company's determination to restate these previously issued financial statements stems from comments from the Commission requesting information related to (i) the accounting of pre-production labor costs, and (ii) the nature, source, and basis for measurement of foreign exchange gain (loss).

      Certain errors were made in the recording of pre-production expenses in connection with pre-production revenue in the year ended December 31, 2004, resulting in an increase in cost of revenues of $253,495 and a reduction in selling, general and administrative costs of the same value. The restatement adjustments record pre-production labor and associated costs connected to pre-production revenue, which were previously included within selling, general and administrative costs, as direct costs of revenues. This adjustment reduces selling, general and administration costs by $253,495 and increases costs of revenues by $253,495.

      The foreign exchange gain arose from two sources: (i) translation adjustments, and (ii) adjustments arising from the Company's functional currency being UK pounds, which is the principal source of the foreign exchange gain (loss). A foreign exchange loss of $32,263 arising from the Company's functional currency being UK Pounds had been incorrectly included within foreign exchange gain within the consolidated statements of operations rather than the cumulative translation adjustment within the consolidated statements of comprehensive loss. The restatement adjustment reflects an additional element of the foreign exchange gain within the Statements of Comprehensive Loss rather than in the Statements of Operations. This had the effect of increasing the foreign exchange gain within the consolidated statements of operations by $32,263 and increasing the cumulative translation loss within the consolidated statements of comprehensive loss by $32,263.

      The above items resulted in a reduction in net loss for the year ended December 31, 2004 of $32,263 offset by a similar increase in loss from cumulative translation adjustment such that the comprehensive loss for the year ended December 31, 2004 and the consolidated balance sheet totals at December 31, 2004 remain unchanged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

3     Summary of Significant Accounting Policies

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

      (B)   Basis of Preparation

            The consolidated financial statements presented herein are restated.

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

3     Summary of Significant Accounting Policies (continued)

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

3     Summary of Significant Accounting Policies (continued)

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

3     Summary of Significant Accounting Policies (continued)

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

3     Summary of Significant Accounting Policies (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

4     Significant current assets and liabilities

      Included within current assets and current liabilities are the following significant balances:

                                                    December 31,    December 31,
                                                        2003            2004
                                                    ------------    ------------
      Other current assets

      Prepaid consulting                                 153,990              --
      Accrued royalty income                              88,925         826,242
      Monies in Escrow                                   276,379              --
      Other current assets                                69,145          35,486
                                                    ============    ============
                                                         588,439         861,728
                                                    ============    ============
      Accounts payable
      UK professional fees                               182,866         373,613
      US professional fees                                    --         222,160
      Stock supplies - Countin' Sheep                    164,355              --
      TV animation costs - Monster Quest                 119,720         129,689
      Other accounts payable                             742,398         575,977
                                                    ============    ============
                                                       1,209,339       1,301,439
                                                    ============    ============
      Other accrued liabilities
      Consultancy fees                                   188,521         196,513
      Wumblers pilot show costs                          271,954         111,448
      Deferred royalties income                           68,734         957,060
      Sales and payroll taxes                            193,084         409,195
      Debenture interest                                 120,424         100,802
      Legal fees                                          97,753              --
      Other accrued liabilities                          385,054         515,611
                                                    ============    ============
                                                       1,325,524       2,290,629
                                                    ============    ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

5     Plant and Equipment

      Plant and equipment comprise the following:
                                                      2003            2004

      Fixtures and fittings                       $    135,966    $     74,051
      Moulds and tooling                               105,674         123,124
      Computer equipment & software                     41,405         103,699
                                                  ------------    ------------

                                                       283,045         300,874
      Accumulated depreciation                          84,800          41,225
                                                  ------------    ------------

                                                       198,245         259,649
                                                  ============    ============

      The Company can now utilize the moulds and tooling acquired from the acquisition of Jusco Toys Ltd (Hong Kong). The Company owns other moulds and tooling included above that has a cost of $13,670, which it is currently using and hence depreciating.

6     Intangible Assets

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

6     Intangible Assets (continued)

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

7     Income Taxes

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

7     Income Taxes (continued)

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

8     Short Term Borrowings

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

9     Advances from Factor

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

10    Convertible debentures

      Convertible debentures are comprised of the following as at December 31, 2004:

      Old convertible debentures                                              $
      Balance at December 31, 2003                                      754,774
      Settlement and release agreement                                 (754,774)
                                                                       ========
      New convertible debentures:
      Amortized debt discount quarter ended March 31, 2004              120,424
      Amortized debt discount quarter ended June 30, 2004               128,586
      Released on conversions during quarter ended September 30, 2004   (90,104)
      Amortized debt discount quarter ended September 30, 2004           87,035
      Amortized debt discount quarter ended December 31, 2004            84,747

      Balance at December 31, 2004                                      330,652
                                                                       ========

11    Commitments

      The Company leases buildings under non-cancelable operating leases. Future minimum lease payments under those leases are as follows at December 31, 2004:

      Year ending December 31, 2005                                     $40,415
                                                                        =======

      Rent expense for all operating leases charged against earnings amounted to $69,028 in 2003 and $57,109 in 2004.

12    Contingent Liabilities

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

12    Contingent Liabilities (continued)

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

13    Transactions with related parties

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

      During the period the company had the following transactions with its related parties:

      a)    Wilfred and Paula Shorrocks

            i)    Movements on stockholders' advances account

                  Balance due by company, December 31,2002            $ 894,193
                  Reapayments                                           (71,206)
                  Foreign exchange loss                                  93,647

                  Balance due by the Company, December 31, 2003       $ 916,634
                  Cash advances                                          88,598
                  Repayments                                           (247,390)
                  Foreign exchange loss                                  (5,320)
                                                                      ---------
                  Balance due by the Company at December 31, 2004     $ 752,522
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

13    Transactions with related parties (continued)

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

14    Warrants (continued)

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

14    Warrants (continued)

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

14    Warrants (continued)

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

15    Share transactions

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

15    Share transactions (continued)

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

16    Reverse Acquisition

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

17    Stockholders' Equity

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

17    Stockholders' Equity (continued)

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

18    Subsequent Events

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

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly compensated executive officers whose total annual salary and bonus for the past three fiscal years exceeded $100,000:

                                                            Fiscal
Name and Principal Position           Year      Salary      Bonus      Other (1)
---------------------------           ----      ------      ------     ---------

Wilfred Shorrocks,(2)                 2004      $9,074         $0             $0
  Chief Executive Officer             2003       7,556          0              0
                                      2002       5,200          0              0

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

----------------------------------------------------------------------------------------------------------------
                                                                                Additional Shares
Name and Address                                        Amount and Nature           Acquirable          Percent
of Beneficial Owner                                    of Beneficial Owner        Within 60 days       Of Class
----------------------------------------------------------------------------------------------------------------
Wilfred Shorrocks (1)(2)(3)                                      8,361,899                      0          26.8%
Paula Shorrocks (1)(2)(3)                                        8,361,899                      0          26.8%
Phil Ogden (1)                                                     476,792                      0           1.5%
Alan Shorrocks (1)(3)                                              476,792                      0           1.5%
Nicola Yeomans (1)                                                       0                      0             0%
Platinum Partners Global Macro Fund LP (4)(5)                      650,000              3,500,000          12.0%
   152 West 57th Street
   New York, NY 10019
Dan Brecher (5)(6)                                               1,196,667              1,570,000           8.4%
   c/o Law Offices of Dan Brecher
   99 Park Ave
   New York, NY 10016
----------------------------------------------------------------------------------------------------------------
All officers and directors as a group (5 persons)               17,677,382                      0          56.7%
----------------------------------------------------------------------------------------------------------------

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

                                      Number of securities         Weighted average
                                   to be issued upon exercise      exercise price of         Number of securities
                                    of outstanding options,       outstanding options,        remaining available
                                      warrants and rights         warrants and rights         for future issuance
                                      -------------------         -------------------         -------------------
        Plan category
        -------------
Equity compensation plans
approved by securities holders                     0                       $0                          0

Equity compensation plans not
approved by security holders               7,300,000                       $0.51                       0

Total                                      7,300,000                       $0.51                       0

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

4.6 January 2004 Securities Purchase Agreement for $500,000 (Incorporated by referenced to exhibit 4.6 of Form SB-2 filed on February 2, 2004)
4.7 January 2004 Securities Purchase Agreement for $50,000 (Incorporated by referenced to exhibit 4.7 of Form SB-2 filed on February 2, 2004)
4.8 Form of Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.2 of Form 10-KSB filed on April 27, 2004)
4.9 Stock Purchase Warrant Agreement issued to Legend Merchant Group in connection with Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on April 27, 2004)
4.10 September 2004 Securities Purchase Agreement for $500,000 (Incorporated by reference to Exhibit 4 of Form 8-K filed on October 1, 2004)
4.11 Form of Warrant issued November 2, 2004 (Incorporated by reference to Exhibit 4.11 of Form 10-KSB filed on April 15, 2005)
4.12           Loan Agreement, dated March 1, 2005 (Incorporated by reference to
               Exhibit 4.12 of Form 10-KSB filed on April 15, 2005)
4.13 Form of Warrant issued March 2, 2005 (Incorporated by reference to Exhibit 4.13 of Form 10-KSB filed on April 15, 2005)
10.1 License Agreement with Morrison Entertainment Group, Inc., dated February 25, 2002 (Incorporated by referenced to exhibit 10.7 of Form SB-2 filed on February 2, 2004)
10.2 License Agreement with Wilf and Paula Shorrocks, dated April 30, 2002 (Incorporated by reference to Exhibit 10.1 of Form SB-2/A filed on May 3, 2004)
10.3 License Agreement with Jesco Imports, Inc., dated June 1, 2002 (Incorporated by referenced to exhibit 10.8 of Form SB-2 filed on February 2, 2004)
10.4 Memorandum of an Agreement, dated July 10, 2002 with CK's Supermarket (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on April 15, 2005)
10.5 License Agreement with Toontastic Publishing Ltd, dated December 5, 2002 (Incorporated by referenced to exhibit 10.9 of Form SB-2 filed on February 2, 2004)
10.6 Distribution Agreement, dated January 20, 2003, with Character Options Ltd. (Incorporated by referenced to exhibit 10.11 of Form SB-2 filed on February 2, 2004)
10.7 License Agreement with CCA Group Ltd., dated February 10, 2003 (Incorporated by referenced to Exhibit 10.34 of Form SB-2/A filed on June 7, 2004)
10.8 Agreement between Peak Entertainment Ltd. and GMTV of the London Television Centre, dated February 17, 2003 (Incorporated by referenced to exhibit 10.13 of Form SB-2 filed on February 2,
               2004)
10.9 Agreement, dated April 28, 2003, with The Silly Goose Company, LLC (Incorporated by reference to Exhibit 10.14 of Form SB-2 filed on February 2, 2004)
10.10 Distribution Agreement, dated July 1, 2003 with Perfectly Plush Inc. (Incorporated by reference to Exhibit 10.15 of Form SB-2 filed on February 2, 2004)
10.11 Consulting Agreement with POW! Entertainment and Stan Lee dated July 2003 (Incorporated by reference to exhibit 10.2 of Form 10-QSB filed on November 26, 2003)
10.12 Consulting Agreement, dated July 2003, with Jack Kuessous with Form of Warrant (Incorporated by reference to exhibit 10.3 of Form 10-QSB filed on November 26, 2003)
10.13 International Representation Agreement with Haven Licensing Pty Ltd, dated August 19, 2003 (Incorporated by reference to Exhibit
               10.16 of Form SB-2 filed on February 2, 2004)
10.14 International Representation Agreement with Character Licensing & Marketing, dated September 17, 2003 (Incorporated by reference to
               Exhibit 10.17 of Form SB-2 filed on February 2, 2004)
10.15 International Representation Agreement with Kidz Entertainment, dated October 31, 2003 (Incorporated by referenced to exhibit
               10.18 of Form SB-2 filed on February 2, 2004)
10.16 License Agreement with Radica UK Ltd., dated December 12, 2003 (Incorporated by referenced to exhibit 10.19 of Form SB-2 filed on February 2, 2004)
10.17 Entertainment Production Agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC (Incorporated by referenced to exhibit 10.20 of Form SB-2 filed on February 2,
               2004)

10.19 Amended Consulting Agreement, dated as of December 17, 2003, with Jack Kuessous (Incorporated by referenced to exhibit 10.4 of Form SB-2 filed on February 2, 2004)
10.20 Cancellation of Debt Agreement, dated December 2003, with Jack Kuessous (Incorporated by referenced to exhibit 10.5 of Form SB-2 filed on February 2, 2004)
10.21          Settlement of Debt Agreement (Incorporated by referenced to exhibit 10.6 of Form SB-2 filed on February 2, 2004)
10.22 Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd., dated January 9, 2004 (Incorporated by referenced to exhibit 10.21 of Form SB-2 filed on February 2,
               2004)
10.23 Agreement with POW! Entertainment, entered January 2004 (Incorporated by referenced to exhibit 10.23 of Form SB-2 filed on February 2, 2004)
10.24 Amendment, dated January 2004, to License Agreement with Radica UK Ltd. dated December 12, 2003 (Incorporated by reference to
               Exhibit 10.24 of Form 10-KSB filed on April 15, 2005)
10.25 Agreement for Services with Vintage Filings, LLC, dated January 23, 2004 (Incorporated by referenced to exhibit 10.25 of Form SB-2 filed on February 2, 2004)
10.26 License Agreement with Toontastic Publishing Ltd., Renewal, dated April 1, 2004 (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed on April 27, 2004)
10.27 Financial Advisor Agreement with Ameristar International Capital, Inc. dated February 11, 2004 (Incorporated by reference to
               Exhibit 10.1 of Form 10-KSB filed on April 27, 2004)
10.28 Financial Advisor Agreement with Source Capital Group, Inc. dated March 23, 2004 (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on April 27, 2004)
10.29 Promissory Note to Shorrocks dated March 2004 (Incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on April 27, 2004)
10.30 Amendment to Shorrocks License Agreement dated as of April 2004 (Incorporated by reference to Exhibit 10.7 of Form 10-KSB filed on April 27, 2004)
10.31 Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington entered into April 2004 (Incorporated by reference to Exhibit 10.33 of Form SB-2/A filed on May 3, 2004)
10.32 International Representation Agreement with The Sharp Company Inc., dated April 22, 2004 (Incorporated by reference to Exhibit
               10.6 of Form 10-QSB filed on August 26, 2004)
10.33 Distribution Agreement with Cadaco, dated April 27, 2004 (Incorporated by reference to Exhibit 10.7 of Form 10-QSB filed on August 26, 2004)
10.34 Agreement with Video Collection International Limited, dated April 29, 2004 (Incorporated by referenced to Exhibit 10.35 of Form SB-2/A filed on June 7, 2004)
10.35          Agreement for the Provision of Co Production Services Re:
               "Monster Quest - The Quest" with Persistence Of Vision Sdn Bhd., dated May 18, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 16, 2004)
10.36 Amendment, dated June 2004, to Distribution Agreement with Radica UK Ltd. dated 12 December 2003 (Incorporated by reference to
               Exhibit 10.36 of Form 10-KSB filed on April 15, 2005)
10.37 Amendment, dated June 2004, to Distribution Agreement with Character Options Ltd., dated January 20, 2003 (Incorporated by reference to Exhibit 10.37 of Form 10-KSB filed on April 15,
               2005)
10.38 Amendment, dated June 2004, to Distribution Agreement with GMTV, dated February 17, 2003 (Incorporated by reference to Exhibit
               10.38 of Form 10-KSB filed on April 15, 2005)
10.39 Amendment, dated June 2004, to Distribution Agreement with Video Collection International Ltd., dated April 29, 2004 (Incorporated by reference to Exhibit - 10.39 of Form 10-KSB filed on April 15,
               2005)
10.40 Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington, dated July 23, 2004 (Incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on August 26, 2004)
10.41 Consultant Agreement with CEOcast, Inc. dated as of September 1, 2004 (Incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on December 16, 2004)
10.42 Distribution Agreement with Impact International Ltd 2004, dated as of November 1, 2004 (Incorporated by reference to Exhibit
               10.42 of Form 10-KSB filed on April 15, 2005)

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

----------
*     Filed herewith.

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

                                            Dated: January 19, 2006

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURE                    TITLE                                              DATE
---------                    -----                                              ----
/s/ WILFRED SHORROCKS        President, Chairman, and Chief Executive Officer   January 19, 2006
---------------------
Wilfred Shorrocks


/s/ PAULA SHORROCKS          Vice President and Director                        January 19, 2006
-------------------
Paula Shorrocks


/s/ PHIL OGDEN               Vice President and Director                        January 19, 2006
--------------
Phil Ogden


/s/ ALAN SHORROCKS           Vice President                                     January 19, 2006
------------------
Alan Shorrocks


/s/ NICOLA YEOMANS           Vice President                                     January 19, 2006
------------------           (Principal Financial Officer)
Nicola Yeomans