Form 10KSB
period 2005-12-31
PEAK ENTERTAINMENT HOLDINGS INC
filed 2006-04-06
CIK 824851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $1,544,797.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        PEAK ENTERTAINMENT HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                               Page
PART I
Item 1.          Description of Business                                                                         3
Item 2.          Description of Property                                                                         14
Item 3.          Legal Proceedings                                                                               14
Item 4.          Submission of Matters to a Vote of Security Holders                                             16

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters                                        17
Item 6.          Management's Discussion and Analysis                                                            18
Item 7.          Financial Statements                                                                            33
Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure            64
Item 8A.         Controls and Procedures.                                                                        65
Item 8B.         Other Information                                                                               65

PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance
                 With Section 16(a) of the Exchange Act                                                          67
Item 10.         Executive Compensation                                                                          70
Item 11.         Security Ownership of Certain Beneficial Owners and Management                                  71
Item 12.         Certain Relationships and Related Transactions                                                  73
Item 13.         Exhibits                                                                                        74
Item 14.         Principal Accountant Fees and Services                                                          78

Signatures                                                                                                       79

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

Our current business is to develop, market and sell television shows and toy and gift products focused on the children's media and leisure market. Our primary strength is in the conception and development of character concepts that we believe children will find appealing. Our business objective is to take a character concept and develop the concept into a television show, a movie, a video game, a toy, apparel, or other product. We operate with three principal divisions: entertainment, licensing, and consumer products. Our activities include or will include development, production and distribution of television shows for children, licensing intellectual property rights to our television shows, and the manufacture and distribution of toy and gift products. We are currently focusing on two television projects, Muffin the Mule and Monster Quest which are in various stages of production, Muffin the Mule is completed and aired in the United Kingdom in September 2005and the other two projects are not yet ready for airing on television. In 2005, we entered into an agreement with Maverick Entertainment Group Plc, a United Kingdom based company, to represent Maverick Entertainment's broadcast, licensing and merchandising rights to Muffin the Mule, that launched to air in the United Kingdom in Fall 2005, that was commissioned by the British Broadcasting Corporation (BBC). Maverick also granted to Peak certain broadcast, licensing and merchandising rights to Snailsbury Tails, which is another BBC commissioned television series that is currently airing in various international territories.

We are currently developing with an intent to sell the following toy and gift products: Muffin the Mule toy merchandise, and Pretty Pony Club gift pony molds and are developing toy lines for Monster Quest, Countin' Sheep, Snailsbury Tails and The Wumblers television shows in anticipation of their anticipated merchandise launches in 2006/7.

Our principal offices are located at Bagshaw Hall, Bagshaw Hill, Bakewell, Derbyshire, United Kingdom, and our telephone number is 44-1629-814555. We maintain a web site at: http://www.peakentertainment.net.

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

On May 14, 2003, Palladium Communications Inc. changed its corporate name to Peak Entertainment Holdings, Inc.

As of December 31, 2005, we had 31,852,108 shares of common stock issued and outstanding. As of we have not been subject to bankruptcy, receivership or other similar proceeding.

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

We are to provide via third party funding, the initial first stages of the pre-production funding, either in cash or services, for each of the 26 episodes. The project is currently in pre-production with storyboards and models being prepared. We are actively seeking sources of financing to fund the project with Persistence of Vision in conjunction with the Malaysian Government, but have no such firm commitments to date. A delay in receipt of funding will likely delay the timetable for production. Assuming the receipt of funding by June 2006, we anticipate production for delivery of the first thirteen episodes by April 2007 and the next thirteen by October 2007. If sufficient funding is not available shortly, the timetable for production of the episodes will likely be re-scheduled for completion for Fall 2007 or Spring 2008.

We intend to distribute this series of 26 animated programs in various markets. We currently have a broadcast contract signed with Good Morning Television in the United Kingdom (known as GMTV), for terrestrial broadcast rights for a period of five years ending August 2008 in the United Kingdom markets in exchange for an aggregate license fee of $393,000 payable through July 2005. GMTV has committed to running the episodes from April 2006 through March 2007 that we anticipate extending if production is further delayed.

We will seek to distribute programs in other countries, including the United States, although no such agreements have been reached to date.

                                  The Wumblers

The Wumblers are a sweet natured, whimsical collection of cartoon characters. The Wumblers is an educational and entertainment show geared toward pre-school aged children.

We entered into an entertainment production agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC for the production of animated television episodes for a certain intellectual property entitled "The Wumblers". Pursuant to an agreement dated April 28, 2003, we were entitled to all exploitation rights in The Wumblers including merchandise and distribution rights. We had to finance or obtain financing for the episodes. Funding sources will share copyright interests in the television episodes according to the allocation of net proceeds. We had the right to produce other episodes based on the licensed intellectual property. We had the right to exploit the licensed property worldwide in perpetuity.

On January 9, 2004, we entered into an Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd. for the co-production of 52 eleven minute episodes of an animated television program for children provisionally entitled "The Wumblers." We were providing the intellectual property, format and concept for the television episodes, and Cosgrove Hall Films will supply the production services. Cosgrove Hall Films will be paid for its production services. The costs of the production of the episodes are projected to be approximately $3,500,000.

We have completed the production of one pilot episode to date. We anticipate that the remaining episodes will be commenced by April 2006, subject to receipt of financing for production costs.

On March 6, 2006 we entered into an agreement with Silly Goose to release our rights previously granted to us pursuant to an April 28, 2003 agreement and a December 16, 2003 entertainment production agreement between the parties to The Wumblers allowing financing to be provided by third parties and production to be completed. In return, we are to receive a percentage of the net profits from the entity exploiting the Wumblers project, as set forth below, provided, however, that payment to Peak of such net profit participation shall attend on and be paid after the financing parties in such entity have recouped their direct investment.

         (i) If 4Kids, or a wholly-owned or controlled affiliate of 4Kids, is the majority financier of the Wumblers project, the percentage retained by Peak above shall be 15%;
         (ii) If 4Kids is not the majority financier of the Wumblers project, the percentage retained by Peak above shall be 15%, and Peak shall retain the United Kingdom marketing rights on a 35% of gross receipts basis
         (iii) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 7.5%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain all other worldwide rights on a 35% basis for the United Kingdom and 40% for the rest of the world.
         (iv) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 8%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain other rights on a 35% basis for the United Kingdom and 40% for Europe, Australia, South America and South Africa.
         (v) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 9%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain other rights on a 35% basis for the United Kingdom and 40% for France, Spain, Italy, Australia and Mexico.
         (vi) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 10%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain other rights on a 35% basis for the United Kingdom and 40% for Australia.

                                 Muffin the Mule

Muffin the Mule began life in 1933 as an un-named character in the `Hogarth's Puppet's' puppet circus and 13 years later he was privileged to be chosen by Annette Mills (sister of Sir John Mills) to appear in a BBC programme called Children's Hour. He made his TV debut on October 20, 1946 and became an instant favourite, with the claiming him as `the first ever star to be made by British Television"

Such was his popularity, Muffin was credited for beginning the post-war industry in character merchandise with toys, games, books and gifts all produced in recognition of his immense appeal. Loved equally by adults and children alike in the 1950's, it is that heritage that has been captured to appeal to nostalgic parents and new audiences alike.

To celebrate the 60th anniversary of Muffin's first appearance on British television, the BBC has commissioned 40 brand new animated episodes to be broadcast in 2006. Maverick Entertainment has invested $4 million to produce 26 ten minute episodes, with a further 14 episodes expected in 2006. Subsequent to the yearend 2005, Peak Entertainment became the licensing agent for certain of Maverick Entertainment's intellectual property, including Muffin the Mule. 2006 is the 60th anniversary of `Muffin the Mule' and to commemorate his `iconic brand status' the BBC commissioned 40 new animated episodes that they intend to launch on CBBC from September 2005.

Aimed at pre-schoolers, the new Muffin television series is true to the original concept with classic storytelling that will retain his lovable charm and characteristics whilst appealing to the more sophisticated requirements of today's children by giving Muffin a fresh lease of life. Joining him in his adventures will be nine friends, including Peregrine the Penguin, Louise the Lamb and Oswald the Ostrich who were all original puppet characters in the 1940's TV show.

Initial viewing figures on BBC where very strong and this resulted in the episodes being rescheduled to air in March 2006 and further broadcasts during the anniversary year of 2006. Peak have signed merchandising deals with Maverick Entertainment for UK publishing and DVD rights, Character Options Ltd, for a range of associated toys, Martin Yaffe Ltd, for associated toys and childrens products, Zoo Digital Ltd, for associated interactive PC games, Future Publishing Ltd, for associated Comics and Newsstand Specials and are currently negotiating various broadcast, merchandise and licensing agreements both in the United Kingdom and internationally.

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

Currently and historically we manufacture and sell the following products:

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

      o The Wumblers - from The Silly Goose Company, LLC. We entered into an entertainment production agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC for the production of animated television episodes for certain intellectual property entitled "The Wumblers". Pursuant to an agreement dated April 28, 2003, we are entitled to all exploitation rights in The Wumblers including merchandise and distribution rights. On March 6, 2006, we entered into an Agreement with Silly Goose to release our rights to The Wumblers allowing finance to be provided by third parties and production to be completed. In return, we are to receive a percentage of the net profits from the entity exploiting the Wumblers project, as set forth below, provided, however, that payment to Peak of such net profit participation shall attend on and be paid after the financing parties in such entity have recouped their direct investment.

            (i) If 4Kids, or a wholly-owned or controlled affiliate of 4Kids, is the majority financier of the Wumblers project, the percentage retained by Peak above shall be 15%;
            (ii) If 4Kids is not the majority financier of the Wumblers project, the percentage retained by Peak above shall be 15%, and Peak shall retain the United Kingdom marketing rights on a 35% of gross receipts basis
            (iii) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 7.5%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain all other worldwide rights on a 35% basis for the United Kingdom and 40% for the rest of the world.
            (iv) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 8%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain other rights on a 35% basis for the United Kingdom and 40% for Europe, Australia, South America and South Africa.
            (v) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 9%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain other rights on a 35% basis for the United Kingdom and 40% for France, Spain, Italy, Australia and Mexico.
            (vi) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 10%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain other rights on a 35% basis for the United Kingdom and 40% for Australia.

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

            Pretty Pony Club - to Toontastic Publishing Ltd., pursuant to a license agreement dated December 5, 2002, and renewed in 2004, and on September 1, 2005. Under the agreement, we licensed the right to intellectual property called Pretty Pony Club in connection with the sale of comic books. The license territory is the United Kingdom and Ireland. We are to receive royalties of 4% of the net sales price and 5% of Toontastic purchase price on covermounts manufactured by a third party of Pretty Pony Club toys. There is no minimum guaranteed royalty under the renewed license. The license expires on August 31, 2006.

      o Pretty Pony Club - We entered into a license agreement dated February 1, 2005 with Color Media International. Under the agreement, we licensed the right to intellectual property called Pretty Pony Club in connection with the sale of comic books. The license territory is Serbia and Montenegro. We are to receive royalties of 5% of the net sales price. The minimum guaranteed royalty is UK (pounds) 10,000 plus VAT, payable quarterly over the term of the license. The license expires on January 31, 2007.

      o Muffin the Mule - We entered into a license agreement dated April 20, 2005 with Character Options Ltd. Under the agreement, we licensed the right to Muffin The Mule intellectual property for use in connection with the sale of toy products, not yet specified. The license territory is the United Kingdom, Channel Islands, and Ireland. We are to receive royalties of 10% of the sales price. The minimum guaranteed royalty is UK (pounds) 100,000. The license period is for three years.

      o Muffin the Mule - We entered into a license agreement dated July 2005 with Future Publishing Limited. Under the agreement, we licensed the right to Muffin The Mule intellectual property for use in connection with the sale of a magazine. The license territory is the United Kingdom, Ireland, Northern Ireland, Channel Islands, and the Isle of Man. We are to receive royalties of 6% of the cover price less VAT on sales of the magazine after the first six issues. The minimum guaranteed royalty is UK (pounds) 22,500 plus VAT payable in five installments, with the first installment payable at the time of the publication of the seventh issue and payable quarterly thereafter. The license period is for two years from the first publication date.

      o Muffin the Mule - We entered into a license agreement dated August 16, 2005 with Martin Yaffe International Ltd. Under the agreement, we licensed the right to Muffin The Mule intellectual property for use in connection with the sale of rocking horse and stick horse toys. The license territory is the United Kingdom and Ireland. We are to receive royalties of 10% of the net sales price or 12% of F.O.B. price. The minimum guaranteed royalty is UK (pounds) 7,500 plus VAT payable quarterly over the term of the license. The license expires on December 31, 2007.

      o Muffin the Mule - We entered into a license agreement, dated September 1, 2005, with Fun2Learn Ltd. Under the agreement, we licensed the right to Muffin The Mule intellectual property for use in connection with children's coin operated rides. The license territory is the United Kingdom. We are to receive royalties of UK (pounds) 100 per unit. The minimum guaranteed royalty is UK (pounds) 2,000 plus VAT payable quarterly over the term of the license. The license expires on December 31, 2007.

      o Muffin the Mule - We entered into a license agreement, dated September 5, 2005, with ZOO Digital Publishing Limited. Under the agreement, we licensed the right to Muffin The Mule intellectual property for use in connection with an interactive DVD game. The license territory is worldwide. We are to receive royalties of 10% of the net selling price. The license expires seven years after the first release of the product.

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

      o We entered into a representation agreement, dated August 19, 2003, with Haven Licensing Pty Ltd. for the use of Monster Quest Brand, excluding television and video distribution, in Australia and New Zealand. The commission rate is 30% of gross receipts. The agreement expires on December 31, 2006.We entered into a representation agreement, dated September 17, 2003, with Character Licensing & Marketing for the use of Monster Quest Brand, excluding television and video distribution, in South Africa. The commission rate is 30% of gross receipts. The agreement expires on September 16, 2005.

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

      o We entered into a Merchandise License Agreement dated December 14, 2004 further granting Cadaco the rights to manufacture `Countin Sheep' associated toys and games in the United Stated. The agreement has a $75,000 license guarentee based on 10% of net sales generated by Cadaco of which Peak will receive 65% net of agents commission. The agreement had a $50,000 advance royalty payment received on signature of which Peak received 65%.

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

      o We entered into a representation agreement, dated March 1, 2005, with Maverick Entertainment Group plc (UK), pursuant to which we acquired, on a worldwide basis, other than for video, DVD and publishing rights in the United Kingdom and Ireland, the right to exploit television broadcasting rights for Muffin the Mule and for Snailsbury Tails, and the right to negotiate with and grant manufacturers and other interested parties licenses in relation to the manufacture and distribution of merchandise. We are entitled to 35% of gross receipts in the UK and 40% of gross receipts in the rest of the world. The agreement expires on February 28, 2008, subject to automatic renewal if a minimum (pound)500,000 in royalties has been paid to Maverick.

      o We entered into an agreement, dated March 7, 2005, with 4Kids Entertainment, Inc. The territory covered by the agreement is the United States. The term of the agreement is March 7, 2005 through December 31, 2011. Pursuant to the agreement, we granted to 4Kids certain exclusive television broadcast and home video rights to 52 episodes of the television series The Wumblers. 4Kids is to use reasonable commercial efforts to cause the series to be broadcast on network television in the territory for a minimum of 52 broadcasts commencing on or before January 1, 2007. As to broadcasts for which 4Kids controls the programming schedule or distribution method, revenues derived by 4Kids shall be retained 100% by 4Kids and such revenues shall not be deemed net series income. Revenues derived by 4Kids from broadcasts in the territory that 4Kids does not control is to be divided as follows: 35% to 4Kids and 65% to Peak. With respect to home video sales, we are entitled to a royalty of 15% of net wholesale sale price if the wholesale price is greater than $10 per unit and 10% of the net wholesale price if the wholesale price is $10 or less per unit. We also appointed 4Kids as our exclusive agent in the territory during the term to represent all merchandising, publishing and promotional rights to the series and all characters and elements contained in the series. 4Kids is to pay us $125,000 as a nonrefundable license fee and $125,000 as an advance against royalties, payable as follows: $4,807 as license fee and as an advance per episode upon delivery and acceptance by 4Kids of each of the episodes. The $125,000 advance shall be offset against Peak's share of royalties.

            We are entitled to 60% and 4Kids is entitled to 40% of the series net income from the exploitation of the home video rights and merchandising rights derived in the territory. Series net income is defined as gross receipts from the exploitation or license by 4Kids of the home video rights and the merchandising, less certain production costs, and less actual out-of-pocket expenses, excluding overhead expenses, incurred by 4Kids in connection with the exploitation of the television and merchandising rights, and less third party out-of-pocket syndication costs paid by 4Kids. Series net income does not include any advertising revenue received by 4Kids from the sale of advertising on any 4Kids controlled broadcasts. 4Kids has an annual option to license television rights and home video rights to at least thirteen additional episodes per broadcast season. The term is to be extended for an additional year upon exercise of such option. If Peak does not produce additional episodes and 4Kids desires to produce such additional episodes, 4Kids shall have the right to do so on terms and conditions to be negotiated in good faith by the parties. We also granted to 4Kids the non-exclusive right to represent and negotiate worldwide or multi-territory licenses, for which advances, royalties and guarantees from such licenses generated in the United States will be considered series net income, and advances, royalties and guarantees from such licenses generated outside the United States or are attributable to sales outside the United States are to be divided as follows: 15% to 4Kids and 85% to Peak. On March 6, 2006, we entered into an agreement with Silly Goose to release our rights to The Wumblers allowing financing to be provided by third parties and production to be completed. Following our agreement with Silly Goose dated March 6, 2006, this agreement has been assigned back to Silly Goose.

      o We entered into a representation agreement with Dubreq Ltd dated October 5, 2005 for exclusive worldwide exploitation rights to their brand Stylophone. Under the terms of the agreement we the right to manufacture or license the Stylophone brand and have agreed to pay Dubreq a royalty of 10 percent of net sales generated with no minimum guarantee payable by Peak. The contract is due to expire on December 31, 2008.

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

Principal Suppliers

In 2005, we were not dependent on any particular supplier.

Dependence on Major Customers

In our fiscal year ended December 31, 2005, Muffin The Mule represented approximately 47% of our revenues.

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

Compliance with Environmental Laws

Not applicable.

Employees

As of December 31, 2005, we employed a total of 12 employees, 11 on a full-time basis, 1 on a part-time basis. 6 are management level employees, 3 are clerical, and 3 employed as designers.

ITEM 2.    DESCRIPTION OF PROPERTY

We lease approximately 3,000 square feet of space for our Bakewell, England headquarters pursuant to a one year lease at approximately $6,059 per month. We believe that our facilities are adequate for our present purposes. Our offices are adequately covered by insurance for claims arising out of such occupancies.

ITEM 3.    LEGAL PROCEEDINGS

As at December 31, 2005, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business and except as described below.

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

On January 5, 2004, we completed a transaction, pursuant to a Settlement Agreement and Release dated as of December 22, 2003, with former debenture holders: AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd, and AJW Qualified Partners, LLC. Pursuant to the terms of the settlement agreement, the former debenture holders had the right, thirteen months after the closing of the transaction, to provide notice to the Company of an exercise of a "put" right pursuant to which we would buy from the former debenture holders all of the 1,000,000 shares of common stock issued to them pursuant to the settlement agreement, at the price of $0.75 per share. Pursuant to the terms of the settlement agreement, the former debenture holders were to provide us with written notice if they wished to exercise the put right after thirteen months and prior to one year and two months after the closing of the transaction, at the expiration of which, the put right was to terminate. Closing on the put was to occur within ten business days from receipt of notice of the put. On or about January 10, 2005, the former debenture holders submitted a notice to exercise the put right. On or about January 26, 2005, the former debenture holders resent the January 10, 2005 notice to exercise the put right. We believe that the notice was not properly submitted in accordance with the notice procedures provided in the settlement agreement. Accordingly, we considered the notice ineffective and did not honor the notice. In 2005, the former debenture holders commenced a legal proceeding before the Supreme Court of the State of New York, County of New York, Index No. 05-600993, seeking payment of $750,000. We intend to contest this matter vigorously as we believe we have a meritorious defense to the claims. If we do not prevail, we may ultimately be required to repurchase 1,000,000 shares from the debenture holders for $750,000 plus interest and costs.

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

Fiscal Quarter Ended                High             Low
--------------------                ----             ---

March 31, 2004                      0.90             0.40
June 30, 2004                       0.56             0.11
September 30, 2004                  0.48             0.09
December 31, 2004                   0.41             0.12
March 31, 2005                      0.50             0.30
June 30, 2005                       0.35__           0.30__
September 30, 2005                  0.35__           0.30__
December 31, 2005                   0.40__           0.30__


Holders

As of December 31, 2005, we had approximately 573 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

In the three months ended December 31, 2005, we sold to fifteen accredited investors 105.50 units of our securities for $1,055,000. In February 2006, we sold to two accredited investors an additional 22.50 units of our securities for $225,000. Each unit, at a price of $10,000, consists of: (i) a 12% $10,000 convertible debenture, convertible into shares of common stock at $0.30 per share, and (ii) warrants to purchase 25,000 shares of the Company's common stock. Interest on the principal amount of the debenture will accrue at the simple interest rate of 12% per year computed on the basis of a 360 day year. Interest is payable at maturity in cash. The debenture will mature in 18 months from issue, unless earlier due. The debentures are secured by assets of our company, to the extent not already encumbered. We agreed not to grant any other person, after the closing upon the private placement pursuant to which the units were offered, a priority security interest in our company's assets for so long as the debentures remain outstanding, except with the consent of 2/3 of the outstanding face amount of holders of the debentures. Consent of a two-thirds majority of the holders of our debentures will be required for (i) any sale by the company of substantially all of our assets unless the proceeds of such sale are used to repay the debentures, (ii) any merger of the company with another entity, where we are not the surviving corporation, unless as part of such transaction the debentures will be repaid, or (iii) certain other actions materially affecting the debentures that require approval of the debenture holders under the corporations laws of the State of Nevada. The warrants will be exercisable for a period of five years into shares of common stock at $0.30 per share. We granted the investors certain piggyback registration rights with respect to the shares of common stock underlying the warrants purchased, agreeing to seek registration of the eligible shares in a registration statement that we file at a future date. We used the proceeds for general corporate purposes. We are to issue approximately 853,333 warrants, exercisable for five years from February 14, 2006 at $0.30 per share, to the placement agent as compensation. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

In January 2006, the Company issued to Lou Schneider in connection with business consulting services warrants to purchase 200,000 shares of common stock, exercisable for three years at $0.50 per share. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2005.

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

We have entered into an agreement with Maverick Entertainment Group Plc., and have certain exploitation rights to certain of its intellectual property: Muffin the Mule and Snailsbury Tails, both of which the British Broadcasting Corporation commissioned television episodes. Peak expects to exploit these television shows aggressively in 2006 and anticipate increased revenues via their licensing and manufacturing divisions as a result.

We, and third party financiers, have financed over $1,600,000 for the production of The Wumblers, and we were expecting to finance the balance of the production budget ($1,900,000) with the support of Silly Goose Company and third parties. The Wumblers has been licensed to 4Kids Entertainment LLC for broadcast, home entertainment (video/DVD), licensing and merchandising rights in the United States, and we expect to utilize 4Kids Entertainment's prominence in the industry to market and promote The Wumblers. Pursuant to our restructuring of our agreement with Silly Goose on March 6, 2006, the Company was no longer to provide the additional financing required to complete the Wumblers production and this responsibility along with certain exploitation rights were returned to Silly Goose in return for the percentage of the net profits from the new entity exploiting the Wumblers.

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

The year ended December 31, 2005 was an extremely difficult time for us. We had very little operating capital to fund the production of planned television shows, and focused on raising capital from third parties to fund the production of the television shows. We experienced difficulty in raising capital in 2003, 2004 and 2005 from potential capital sources. We believe that this difficulty was due to the terms of convertible debentures outstanding in 2003, which contained terms very favorable to the debenture holders, and made potential financiers reluctant to provide capital to us. Accordingly, we entered into discussions with the debenture holders and repurchased those debentures in January 2004.

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

RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004

REVENUES

Consolidated net revenues increased 32% to $1,544,797 for the year ended December 31, 2005 from $1,166,156 for the year ended December 31, 2004.

In 2005, we were primarily focused on the raising of capital, .Our intention is to begin aggressively marketing toy products associated with Muffin the Mule and our other television projects once adequate financing has been obtained for the production of the television shows. We have negotiated various representation agreements with licensees, and attended worldwide trade shows and retail presentations to raise the profile of our products in order to seed the markets in anticipation of the television show launches.

We are still in the early exploitation stages of licensing Muffin the Mule in the United Kingdom and although contracts have been signed we do not anticipate significant revenues until the later part of 2006 and into 2007. The early production stages of our other two television shows, have delayed revenues expected and until we have completed production of the shows and are in a position to generate revenues from the sales of broadcast rights for the shows, we do not have an adequate basis for projecting revenues, nor identifying trends or demands. This applies for all main lines of our business, as our business plan is centered around the television shows.

COST OF REVENUE

For the year ended December 31, 2005, cost of revenues was $461,934 as compared to $596,651 in 2004, a decrease of 23%. Cost of revenues as a percentage of revenues decreased to 30% in 2005 as compared to 51% in 2004. Cost of revenue is primarily made up of labor costs, inventory, transport and royalties due on licenses.

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

GROSS PROFIT

Gross profit for the twelve months ended December 31, 2005 was $1,082,863, or 70% of revenues, as compared to $569,505 or 49% of revenues, for the same period in 2004.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs were $2,733,864 for the year ended December 31, 2005 compared to $2,343,790 for the year ended December 31, 2004. As a percentage of revenues, selling, general and administrative costs decreased to 177% for the year ending December 31, 2005 from 201% for the year ending December 31, 2004. The following table summarizes the costs incurred in 2005.

Operation                             Expense ($)     % of Total Cost
---------                             -----------     ---------------

General Costs                         1,289,687              47%
Employee Compensation                   670,802              25%
Legal and Professional                  587,073              21%
Travel and Entertainment                186,301               7%

TOTAL                                 2,733,864             100%

The significant and noteworthy expenses were principally costs incurred from legal, accounting and other professional services related to the ongoing SEC filings and investment within the company. Such costs have been a significant factor affecting the business operations at a time when we lack sufficient revenues from operations to finance the production of our television shows and rely upon financing from third parties. We will continue to incur such expenses in 2006 as the company is in the financing stages of its animation projects and general investment into the company. We anticipate that expenses for legal, accounting and other professional services will continue to be a significant factor in 2006, due to our continuing need to raise capital and our securities law reporting obligations as a publicly-held company.

DEPRECIATION AND AMORTIZATION. Depreciation for the year ended December 31, 2005 was $120,129 as compared to $22,580 for the same period in 2004. The increase is in direct relationship with the expansion of our capital spending on equipment.

Amortization for the year ended December 31, 2005 was $950,039 as compared to $407,647 for the same period in 2004. The increase is in direct relationship with amortization of licensing rights, debentures and warrants.

NET LOSS

Our net loss increased from $1,993,942, or $1.077 loss per share, in the year ended December 31, 2004 to $5,059,948, or $0.15 loss per share, in 2005.The increase in net loss is significantly attributable to penalty shares issued, amortization of warrants and conversion of debentures.

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

As of December 31, 2005, we had commitments for capital and other expenditures aggregating $8,176,489 included in current and long term liabilities, payable over a maximum 20 year period. Those commitments and the amounts payable in 2005, giving effect to terms amended in 2005, are summarized in the following table.

Contractual                     Liability         Amounts payable        Contract Terms
Obligations                     as of 12/31/05    within 12 months       and Notes
Short term loan -                 $   377,016       $   377,016          20% interest per annum.  Was secured by
CK Supermarkets                                                          inventory, part sold and monies used to
                                                                         part pay balance.

Accounts Payable -                 $1,373,377        $1,373,377          Refers to various payables (composed
Various                                                                  significantly of various ordinary business
                                                                         expenses, as well as legal, accounting, and
                                                                         other professional fees).


Stock holders' advances           $   480,948       $   100,000          No pre-set repayment terms through 3/2004.
account - Shorrocks
                                                                         In 2004, we entered into a promissory note,
                                                                         payable in installments. First payment due
                                                                         on 1/2005 and to be repaid in full not later
                                                                         than 2008.

Short Term License               $     68,961      $     68,961

Debentures - including          $   2,441,885     $              0       Discount and interest on the debentures.
interest and discount                                                    includes the principal amount of the
                                                                         debentures

Other - including Tax and          $2,245,487        $1,904,534          Various costs payable within 2005
Social security and accruals                                             including   UK employment taxes and UK
                                                                         value added tax.
Long Term License - Shorrocks         928,815      $     50,000          10% royalty payable quarterly in
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

P.O.V (Malaysia)                     $260,000     To be determined       Animation costs for Monster Quest.
                                                  based upon the level
                                                  of financing
                                                  received within 2006.
-------
TOTAL                              $8,176,489        $3,717,010

You will note that $1,409,763 or 17% of the total commitments as of December 31 2005, is committed to the principals of Peak in promissory notes or long-term licenses and a further 30% is committed to the holders of outstanding debentures.

We rely on short-term outside funding to meet our short-term liquidity needs, as the internal cash flows generated by licensing alone has been insufficient to fully meet our short-term liquidity needs. We anticipate that in fiscal year 2006, we will be in position to meet our short-term and long-term liquidity needs through the internal cash flows generated from broadcast sales from our current entertainment projects, Monster Quest and Muffin The Mule, which are scheduled for production in summer 2006. However, our gross profit for the year ended December 31, 2005 represented only 29 % of our commitments payable within twelve months. Our current operations did not generate any significant revenues and our principal planned products are still in production stages, we are in constant need of cash to pay for our ordinary operating expenses, and more significantly, to pay for the production costs of three projects currently in various stages of production. Accordingly, until our entertainment projects can be funded and full television production activities commenced, we will continue to rely on short-term outside funding. If we are unable to obtain funding for the projects, we may be forced to curtail or terminate operations.

Sources and Uses of Cash

For the twelve months ended December 31, 2005, we had a net operating loss of $4,219,753 and an overall net loss of $3,935,500. At December 31, 2005, we had $315,010 in cash and had a working capital outflow of $1,616,950.

               Sources and Uses of Cash from Operating Activities

For the twelve months ended December 31, 2005, cash flows from operating activities resulted in negative cash flows of $1,616,950. The cash outflow from losses was increased due to the effects of the amortization of discount on debentures of 2,448,623 along with an increase in accounts receivable of 2,516,358 and offset by an increase in accounts payable and other accrued liabilities of 1,638,840. Cash used in operations also arises from an increase of $2,516,358 in accounts receivable a decrease of $1,638,840 in accounts payable and other accrued liabilities and a decrease of $345,906 in other current assets.

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

               Sources and Uses of Cash from Investing Activities

Cash flows from investing activities resulted in negative cash flows of $164,130 in the twelve months ended December 31, 2005, a decrease from cash flows of ($1,010,590) in fiscal 2004. In the twelve months ending December 31, 2005, cash applied to investing activities included $35,714 toward plant and equipment.

In 2006, our focus will be on production and investment in new product licenses from third parties. We may expend significant resources in investing activities in 2006.

Cash for our initial start-up expenses was obtained primarily from advances from two of our directors, Wilf and Paula Shorrocks.

               Sources and Uses of Cash from Financing Activities

Cash flows from financing activities resulted in positive cash flows of $1,543,426 in the twelve months ended December 31, 2005, compared to same period in 2004 of negative $399,970. In 2006, we intend to continue to rely upon capital raised from third party investors in private placements to fund our operations, as well as any entertainment production financing partners we can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

Whereas, in 2003, the primary source of funds were loans from our officers, in 2005, we relied upon capital raised from the sale of securities, including convertible debentures and common stock, to fund our operations. In 2006, we intend to continue to rely upon capital raised from third party investors in private placements to fund the Company's operations, as well as any entertainment production financing partners we can obtain. Entertainment production financing partners will share in the proceeds of the sale of the produced product.

SHORT TERM BORROWINGS. In 2002, we had net cash provided from short term financing agreements totaling $264,600. This was an agreement to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At December 31, 2005, the balance was $377,016, which includes interest and storage charges. The debt was originally due on January 10, 2003. In May 2004, the lender notified us regarding immediate payment of the balance owed. We are in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries. As we have previously targeted the assets of Jusco UK Ltd. for use in repaying the lender, we believe that a proceeding against our subsidiary, Jusco UK Ltd. would not have a material effect on our operations.

On August 10 and August 22, 2005, we had a bridge loan from Harry Edelson and Crown Northern Way, both of the loans bared interest at 10%. The principal amount and accrued interest was paid on January 4, 2006.

On May 6, 2005, we entered into Securities Purchase Agreements with four accredited investors. Pursuant to the agreements, we sold a principal amount of $360,000 in 12% convertible debentures and 432,000 common stock purchase warrants, exercisable for five years at $0.50 per share, for gross proceeds of $360,000. The debentures mature in 270 days from May 6, 2005. The debentures were to mature earlier upon future different funding by us of any dollar amount equaling 15% more than amounts closed pursuant to the private placement. The debentures accrue interest at the rate of 12% per year, compounded annually, and was payable at maturity. The principal amount of the debentures may be converted into shares of common stock at the conversion price of $0.30 per share. The conversion price for the debentures may be adjusted downward for issuances of securities by us at prices below the lower of $.30 per common share, or fair market value for such securities as determined at the time of issuance. For late payment, there will be a cash penalty equal to 1.5% of the outstanding principal amount of the debentures, compounded monthly for each month that payment in full is not effected, up to a maximum cash penalty equal to 9% of the outstanding principal amount of the debentures, and, in addition, there will be monthly reduction in warrant exercise price of the warrants at the rate of 2.5% and up to a maximum of 20% reduction in the exercise price. The obligations of the Company under the debentures are secured by security interest rights in substantially all of the Company's assets, to the extent not already encumbered. The debentures matured in our fourth quarter 2005, and remains unpaid.

In the three months ended December 31, 2005, we sold to fifteen accredited investors 105.50 units of our securities for $1,055,000. In February 2006, we sold to two accredited investors an additional 22.50 units of our securities for $225,000. Each unit, at a price of $10,000, consists of: (i) a 12% $10,000 convertible debenture, convertible into shares of common stock at $0.30 per share, and (ii) warrants to purchase 25,000 shares of the Company's common stock. Interest on the principal amount of the debenture will accrue at the simple interest rate of 12% per year computed on the basis of a 360 day year. Interest is payable at maturity in cash. The debenture will mature in 18 months from issue, unless earlier due. The debentures are secured by assets of our company, to the extent not already encumbered. We agreed not to grant any other person, after the closing upon the private placement pursuant to which the units were offered, a priority security interest in our company's assets for so long as the debentures remain outstanding, except with the consent of 2/3 of the outstanding face amount of holders of the debentures. Consent of a two-thirds majority of the holders of our debentures will be required for (i) any sale by the company of substantially all of our assets unless the proceeds of such sale are used to repay the debentures, (ii) any merger of the company with another entity, where we are not the surviving corporation, unless as part of such transaction the debentures will be repaid, or (iii) certain other actions materially affecting the debentures that require approval of the debenture holders under the corporations laws of the State of Nevada. The warrants will be exercisable for a period of five years into shares of common stock at $0.30 per share. We used the proceeds for general corporate purposes. We are to issue approximately 853,333 warrants, exercisable for five years from February 14, 2006 at $0.30 per share, to the placement agent as compensation.

STOCKHOLDER ADVANCES. From time to time, Mr. and Mrs. Shorrocks loaned money to Peak to fund day-to-day operations, as well as for the acquisition of certain properties. Since inception through December 31, 2003, the Shorrocks loaned to Peak an aggregate of $916,634. The debt has incurred a foreign exchange loss of $75,597. As of December 31, 2005, the Shorrocks are now owed $480,948. These monies were loaned without interest and did not have a due date, and were due on demand. In March 2004, we gave the Shorrocks a promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of the Company, such as the Company obtaining shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

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

SALES OF SECURITIES IN 2004

On January 5, 2004, we sold $1,500,000 in 8% convertible debentures due January 5, 2007 and 3,000,000 common stock purchases warrants. The purchase price totaled $1,500,000, of which $750,000 was paid in cash, and $750,000 by promissory notes, which were paid in July 2004. The principal amount of the debentures, plus any accrued and unpaid interest on them, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debentures are due on January 7 of each year, commencing January 7, 2005. At our option, interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due to another interest payment period, or cause us to issue common stock in exchange for interest. The warrants are exercisable at a price of $0.50 per share. After the tenth consecutive business day in which our common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. We agreed to file such a registration statement for the resale of the underlying shares and, in the event that the registration statement was not declared effective within 120 days, to issue, as a penalty, approximately 100,000 shares of common stock for each $500,000 investment for each subsequent month period in which the registration statement had not been declared effective. In September 2004, we issued a total of 275,000 shares to investors as a result of this agreement. As reported above, in July 2004, debentures in principal amounts totaling $541,500 were converted into 1,805,500 shares of common stock. The remaining debentures are protected by security interests in substantially all of our collateral. We will need the approval of the debenture holders in order to grant security interest rights to third parties that are senior to or on par with these debentures. We used $750,000 of the proceeds for the retirement of previously issued 12% debentures discussed above. We did not pay the interest due January 7, 2005 in cash in 2005. Certain debenture holders elected to convert their accrued interest into shares of common stock and other debentures holders did not make an election and their interest is to be accrued until the next payment period or converted to common stock at a later date.

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

SALES OF SECURITIES IN 2005

On May 6, 2005, we entered into Securities Purchase Agreements with four accredited investors. Pursuant to the agreements, we sold a principal amount of $360,000 in 12% convertible debentures and 432,000 common stock purchase warrants, exercisable for five years at $0.50 per share, for gross proceeds of $360,000. The debentures mature in 270 days from May 6, 2005. The debentures were to mature earlier upon future different funding by us of any dollar amount equaling 15% more than amounts closed pursuant to the private placement. The debentures accrue interest at the rate of 12% per year, compounded annually, and was payable at maturity. The principal amount of the debentures may be converted into shares of common stock at the conversion price of $0.30 per share. The conversion price for the debentures may be adjusted downward for issuances of securities by us at prices below the lower of $.30 per common share, or fair market value for such securities as determined at the time of issuance. For late payment, there will be a cash penalty equal to 1.5% of the outstanding principal amount of the debentures, compounded monthly for each month that payment in full is not effected, up to a maximum cash penalty equal to 9% of the outstanding principal amount of the debentures, and, in addition, there will be monthly reduction in warrant exercise price of the warrants at the rate of 2.5% and up to a maximum of 20% reduction in the exercise price. The obligations of the Company under the debentures are secured by security interest rights in substantially all of the Company's assets, to the extent not already encumbered. The debentures matured in our fourth quarter 2005, and remains unpaid.

On August 10, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 8, 2005, and warrants to purchase 333,333 shares of common stock. The principal amount and accrued interest on the note were convertible into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 10, 2008. Our obligations under the note were protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We used the proceeds for general corporate purposes. The note was repaid on January 4, 2006.

On August 22, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 21, 2005, and warrants to purchase 333,333 shares of common stock. The principal amount and accrued interest on the note were convertible into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 22, 2008. Our obligations under the note are protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We used the proceeds for general corporate purposes. The note was repaid on January 4, 2006.

In the three months ended December 31, 2005, we sold to fifteen accredited investors 105.50 units of our securities for $1,055,000. In February 2006, we sold to two accredited investors an additional 22.50 units of our securities for $225,000. Each unit, at a price of $10,000, consists of: (i) a 12% $10,000 convertible debenture, convertible into shares of common stock at $0.30 per share, and (ii) warrants to purchase 25,000 shares of the Company's common stock. Interest on the principal amount of the debenture will accrue at the simple interest rate of 12% per year computed on the basis of a 360 day year. Interest is payable at maturity in cash. The debenture will mature in 18 months from issue, unless earlier due. The debentures are secured by assets of our company, to the extent not already encumbered. We agreed not to grant any other person, after the closing upon the private placement pursuant to which the units were offered, a priority security interest in our company's assets for so long as the debentures remain outstanding, except with the consent of 2/3 of the outstanding face amount of holders of the debentures. Consent of a two-thirds majority of the holders of our debentures will be required for (i) any sale by the company of substantially all of our assets unless the proceeds of such sale are used to repay the debentures, (ii) any merger of the company with another entity, where we are not the surviving corporation, unless as part of such transaction the debentures will be repaid, or (iii) certain other actions materially affecting the debentures that require approval of the debenture holders under the corporations laws of the State of Nevada. The warrants will be exercisable for a period of five years into shares of common stock at $0.30 per share. We used the proceeds for general corporate purposes. We are to issue approximately 853,333 warrants, exercisable for five years from February 14, 2006 at $0.30 per share, to the placement agent as compensation.

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

      o seek acquisition and partnership opportunities with third party companies to expand our fully integrated media business
      o restructuring of the operations of the company including the primary currency from sterling to dollars to significantly reduce the current auditing and administration costs.

  To address these issues, in 2006, we have entered into agreements with various investment banking companies to assist us in raising capital. We believe we are close to securing $1,000,000 in short term funding to meet the operational needs of the business. We have entered into a preliminary agreement with Maverick Entertainment Plc, and expect to enter into more formal discussions about potentially combining our businesses during 2006. We anticipate increased revenues from having our first completed TV series to exploit later in 2006 with Muffin the Mule. We have made arrangements to restructure our UK operations and reduce the costs and associated debts and are changing are functional currency from sterling to dollars and intend to appoint US based auditors and advisors to streamline our operations and reduce costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies are described in the notes to the consolidated financial statements included in this document for the fiscal year ended December 31, 2005.

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

ITEM 7 - FINANCIAL STATEMENTS
Unaudited

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

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Unaudited

                                                       Year Ended    Year Ended
                                                       December 31,  December 31,
                                                     2004 (Restated)     2005
                                                      -----------    -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $    10,235        315,010

Accounts receivable                                       498,187        891,953

Inventory                                                  91,743           --

Other current assets                                      861,728      3,330,226
                                                      -----------    -----------

Total current assets                                  $ 1,461,893      4,537,189


Deferred professional fees                                205,834        190,434

Plant and equipment, net                                  259,649        201,637

Intangible assets, net of amortization                  1,972,683      1,777,683
                                                      -----------    -----------

                                                      $ 3,900,059      6,706,943
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)

CURRENT LIABILITIES

Short term borrowing                                  $      --         200,000-

Advances from factor                                         --             --

Account payable                                         1,301,439      1,373,377

Stockholders' advance account                             752,522        480,948

Licenses fees payable                                      67,831         68,961

Other accrued liabilities                               2,290,729      2,651,764
                                                      -----------    -----------

Total current liabilities                             $ 4,412,521      4,775,050

LONG TERM LIABILITIES


License fees payable                                    1,234,119      1,188,815

Convertible debentures                                    330,652      2,212,624
                                                      -----------    -----------

Total long term liabilities                           $ 1,564,771      3,401,439

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001 - 900,000,000
Shares authorized, 21,774,212 and 29,040,955 issued
and outstanding                                       $    29,050         31,860

Additional paid in capital                              4,576,739      8,857,059
Retained earnings (deficit)                            (5,927,940)   (10,987,889)
Other comprehensive income                               (755,082)       629,424
                                                      -----------    -----------
Total stockholders' equity (deficit)                   (2,077,233)    (1,469,546)
                                                      -----------    -----------

                                                      $ 3,900,059      6,706,943
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited


                                       Year ended     Year ended
                                       December 31,   December 31,
                                     2004 (Restated)     2005
                                      -----------    -----------

Revenue                                 1,166,156      1,544,797

Cost of revenue
Cost of Goods Sold                        596,651        461,934
                                      -----------    -----------
Total cost of revenue                     596,651        461,934


Gross profit                              569,505      1,082,863

Operating expenses
Selling, general and administrative     2,343,790      2,733,864
Depreciation and amortization             430,227      1,070,168
Non Cash Charges                                       1,498,584

Total operating expenses                2,774,017      5,302,616

                                      -----------    -----------

Loss from operations                   (2,204,512)    (4,219,753)

Gain/ (loss) on settlement of
convertible
debentures and accrued interest            37,559
                                                         444,031

Foreign exchange gain                     371,113           0.00

Interest expense                         (604,574)       240,412

                                             --
                                      -----------    -----------

Net loss                               (1,993,942)    (4,497,724)
                                      ===========    ===========

Basic and diluted net loss per
share                                 $    (0.077)         (0.14)

Weighted average common shares
outstanding                            25,942,440     31,852,108
                                      ===========    ===========

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS INC,
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited


                                      Shares     Common stock   Additional     Retained    Accumulated      Total
                                                                 paid in       Earnings       Other
                                                                 capital       deficit     comprehensive
                                                                                             income /
                                                                                              (loss)
                                   ----------    ------------  -----------   -----------   -------------  -----------
                                   19,071,684       19,075        (19,072)      (967,451)    (71,530)     (1,038,978)
Balance, December 31, 2002
                                    2,702,528        2,702      1,669,913             --          --       1,672,615
Issuance of stock, warrants,
debentures
                                           --           --             --     (2,966,547)         --      (2,966,547)
Net loss
                                                                                            (368,109)       (368,109)
Cumulative translation adjustment          --           --             --            --
                                           --           --             --            --
                                   21,774,212      $21,777     $1,650,841    ($3,933,998)  ($439,639)    ($2,701,019)
                                   ==========      =======     ==========    ============  ==========    ============
Balance, December 31,2003

Buy-back of debentures              1,000,000        1,000     (1,001,000)            --          --      (1,000,000)
                                    2,666,666        2,667      2,522,334             --          --       2,525,001
Issuance of convertible
debentures
                                    1,805,000        1,805        539,695             --          --         541,500
Conversion of debentures
                                      632,077          638        133,655             --          --         134,293
Issuance of warrants in exchange
for future consulting service
                                      888,000          888        443,112             --          --         444,000
Issuance of common stock and
warrants in exchange for
cancellation of short-term debt
                                      275,000          275        123,475             --          --         123,750
Issuance of penalty shares
                                           --           --          9,295             --          --           9,295
Stan Lee (Unvested)
                                           --           --        155,332             --          --         155,332
Vintage Filings
                                           --           --             --     (1,993,942)         --      (1,993,942)
Net loss
                                           --           --             --             --    (315,443)       (315,443)
                                   ----------      -------     ----------    ------------  ----------    -----------
Cumulative translation adjustment          --                          --            --
                                           --                          --            --
                                   29,040,955      $29,050     $4,576,739    ($5,927,940)  ($755,082)    ($2,077,233)
                                   ==========      =======     ==========    ============  ==========    ===========
Balance, December 31, 2004
(Restated)

Conversion of debentures              416,388          416        120,529             --          --         120,945
Issuance of warrants in exchange      594,765          595        546,313                         --         546,907
for future consulting services
Issuance of common stock and                0            0              0             --          --               0
warrants in exchange for
cancellation of short term debt
Issuance of penalty shares          1,800,000        1,800        798,200             --          --         800,000
Issuance of warrants                        0            0      2,815,278             --          --       2,815,278
Net loss                                                                      (4,497,724)                 (4,497,724)
Cumlative translation adjustment                                                             822,280         822,280
Balance, December 31, 2005         31,852,108       31,861      8,857,059    (10,425,664)     67,198      (1,469,546)

See accompanying notes to consolidated financial statements.

PEAK ENTERTAINEMNT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Unaudited

                                         Year ended        Year ended
                                        December 31,      December 31,
                                       2004 (Restated)        2005
                                       --------------    --------------

Net loss                                $ (1,993,942)     (4,497,724/(4

Cumulative translation adjustment           (755,082)         (822,280)
                                        ------------     --------------

Comprehensive loss                      $ (2,749,024)       (5,320,004)
                                        ============     ==============



See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                  Year ended     Year ended
                                                  December 31,   December 31,
                                                2004 (Restated)    2005
                                                 -----------    -----------
Cash flows from operating activities

Net loss                                         $(1,993,942)    (3,935,500)

Adjustment to reconcile net loss to net
cash used in operating activities:

Depreciation                                          22,580         93,726

Amortization of intangible assets                    407,647        323,416
Foreign exchange gain/(loss)                         371,113           --

Amortization of discount on debentures               232,790      2,448,623
Gain on settlement of debentures                    (883,033)        37,559
Non-cash common stock expenses                          --             --
Non-cash professional and consulting fees          1,497,360        546,907
Loss on sale of intangibles                          578,337           --

Changes in working capital:


Accounts receivable                                 (459,726)    (2,516,358)

Inventories                                          163,577         91,743
Other current assets                                (223,823)      (345,906)

Accounts payable and other accrued liabilities      (150,161)     1,638,840
                                                 -----------    -----------
Net cash used in operating activities               (437,281)    (1,616,950)
                                                 ===========    ===========

     Cash flows from investing activities:

Purchase of plant and equipment                      (71,029)       (35,714)
Purchase of intangibles                                 --         (128,416)

Proceeds from sale of plant and equipment              3,565           --

Issue of debentures                                1,078,054
                                                 -----------    -----------
Net cash (used in)/ provided by investing
activities                                         1,010,590       (164,130)
                                                 ===========    ===========


See accompanying notes to consolidated financial statements.

PEAK ENTERTAINMENT HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(CONTINUED)

                                                    Year ended    Year ended
                                                    December 31,  December 31,
                                                  2004 (Restated)    2005
                                                    ----------    ----------
Cash flows from financing activities:

Short term borrowing, net                             (160,028)      200,000
Stockholders' advances account                        (239,942)     (271,574)
Advances from factor, net                                 --            --
Convertible debentures                                    --            --
Issue of debentures                                          *     1,615,000
                                                    ----------    ----------
Net cash provided by/(used in) financing
activities                                            (399,970)    1,543,426
                                                    ==========    ==========
Cumulative translation adjustment                     (315,443)      542,429
                                                    ==========    ==========

Increase in cash and cash equivalents                 (142,104)      304,775

Cash and cash equivalents, beginning of period         152,339        10,235
                                                    ----------    ----------

Cash and cash equivalents, end of period            $   10,235       315,010
                                                    ==========    ==========

Supplemental disclosures of cash flow information

Interest Paid                                       $    1,182          --
                                                    ==========    ==========
Purchases of licenses through issuance of long

term liabilities                                    $ (407,036)         --
                                                    ==========    ==========
Accounting for reserve acquisition                        --            --
                                                    ==========    ==========

Issuance of shares in settlement of liability          444,000          --
                                                    ==========    ==========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

1        Description of Business and Future Prospects

         Peak Entertainment Holdings, Inc, formerly Peak Entertainment Ltd, was formed on November 20, 2001 as an integrated media group focused on children. Its activities include the production of television entertainment, character licensing and consumer products development, including toy and gift manufacturing and distribution. Integration enables Peak Entertainment Holdings, Inc to take property from concept to consumer in-house, controlling and co-ordinating broadcast, promotions and product launches (toys, apparel, video games, etc.) to build market momentum and worldwide brand quality. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As shown in the financial statements, at December 31, 2005 and for the twelve months then ended, the Company has suffered recurring losses, negative cash flows from operations, negative working capital, an accumulated deficit of $10,987,888 and a stockholders' deficiency of $1,469,546.

         As shown in the accompanying financial statements, the Company incurred a net loss of $5,059,948 during the current period. Current economic conditions have limited the ability of the Company in acquiring additional equity capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

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

         On January 19, 2005, the Company filed its restated financial statements for the year ended December 31, 2004. The Commission issued further comments on January 25, 2006 in connection with the review of the Company's restatement of its 2004 financial statements. The Commission has asked further questions and requires the Company to provide computational basis for the calculations of the exchange gain including the consolidated statement of operations. The Company is currently reviewing the matters raised by the Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

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

         (B)      Basis of Preparation

                  The consolidated financial statements presented for 2004 herein are restated, but not the 2005 consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

3        Summary of Significant Accounting Policies (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

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

         (I)      Cash Equivalents

                  For purposes of the statements of cash flows, all temporary investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company maintains bank accounts in the United States of America and United Kingdom. The balances held in these accounts are $312,320, and UK(pound)1,493.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

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

         (K)      Foreign currencies

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

         (L)      Income taxes

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

         (M)      Use of Estimates

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

3        Summary of Significant Accounting Policies (continued)

         (N)      Earnings Per Share

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

                  Basic and diluted earnings per share are the same during the year ended December 31, 2004 and 2005 as the impact of dilutive securities is antidilutive. There were 12,586,166 warrants to purchase shares of the Company's common stock outstanding as of December 31, 2005.

         (O)      Warrants

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

         (P)      Recent Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

3        Summary of Significant Accounting Policies (continued)

         (P)      Recent Accounting Pronouncements (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

4        Significant current assets and liabilities

         Included within current assets and current liabilities are the following significant balances:

                                    December 31,        December 31,
                                       2004                2005
                                     =========          =========
Other current assets

Prepaid consulting                        --                 --
Accrued royalty income                 826,242          1,236,795
Monies in Escrow                          --                 --
Other current assets                    35,486          2,093,431
                                     =========          =========
                                       861,728          3,330,226
                                     =========          =========
Accounts payable
UK professional fees                   373,613            357,303
US professional fees                   222,160            351,644
Stock supplies - Countin' Sheep           --              226,422
TV animation costs - Monster Quest     129,689               --
Other accounts payable                 575,977            438,008
                                     =========          =========
                                     1,301,439          1,373,377
                                     =========          =========
Other accrued liabilities
Consultancy fees                       196,513            175,522
Wumblers pilot show costs              111,448               --
Deferred royalties income              957,060          1,132,099
Sales and payroll taxes                409,195            395,560
Debenture interest                     100,802            229,261
Legal fees                                --
Other accrued liabilities              515,611            719,322
                                     =========          =========
                                     2,290,629          2,651,764
                                     =========          =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

5        Plant and Equipment

         Plant and equipment comprise the following:

                                           2003       2004        2005

         Fixtures and fittings           $135,966   $ 74,051     66,141
         Moulds and tooling               105,674    123,124    109,969
         Computer equipment & software     41,405    103,699    106,492
                                         --------   --------   --------

                                          283,045    300,874    282,602
         Accumulated depreciation          84,800     41,225     80,965
                                         --------   --------   --------

                                          198,245    259,649    201,637
                                         ========   ========   ========

         The Company can now utilize the moulds and tooling acquired from the acquisition of Jusco Toys Ltd (Hong Kong). The Company owns other moulds and tooling included above that has a cost of $9,299, which it is currently using and hence depreciating.

6        Intangible Assets

         Intangible assets comprise the following at December 31, 2005.


                                       Cost     Accumulated     Total
                                                Amortization

         Licenses                    1,220,047     232,717     987,330
         Trademarks                    114,595       7,191     107,404
         Film and television costs     682,949        --       682,949
                                     ---------   ---------   ---------

                                     2,017,591     239,908   1,777,683
                                     =========   =========   =========

         Intangible assets comprise the following at December 31, 2004.

                                      Cost       Accumulated     Total
                                                 amortization

         Licences                    $1,365,959  $ 193,214    $1,172,745
         Trademarks                     136,642      9,947       126,695
         Film and television costs      663,814          -       663,814
         Website costs                   24,930     15,501         9,429
                                     ----------  ---------    ----------

                                     $2,191,345  $ 218,662    $1,972,683
                                     ==========  =========    ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

6        Intangible Assets (continued)

         As of December 31, 2005, the estimated aggregate amortization expense, based on current levels of intangible assets for the succeeding five years is as follows:

                                                    $

         December 31, 2005                           80,606
         December 31, 2006                          391,838
         December 31, 2007                          391,838
         December 31, 2008                          391,838
         December 31, 2009                          386,877
         December 31 ,2010                         $346,877

     7   Short Term Borrowings

         On July 10, 2002, the Company borrowed $240,000 from an individual lender. The debt bears interest at 20% per year. The debt and all accrued interest was originally due on January 10, 2003. The debt has not been fully repaid and is due upon demand. Accordingly, the outstanding debt of $177,117 and all accrued interest totaling $199,901 is included in short term borrowings. The debt is collateralized by certain inventory of the Company's subsidiary, Jusco UK Ltd.

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

         The Company accounted for this arrangement in accordance with Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the agreement any invoice not paid 6 months after the date on which it was due to be paid can be re-sold back to the Company. Accordingly, the Company recorded the advances received as a liability until the customer invoice is paid in full. In addition, the Company recognized the interest charge in full at the time the initial advance was received. The assets of Cameo Collectables Limited are pledged as security to Arbuthnot Commercial Finance Limited.The above agreements ceased on the 21 January 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

9        Amortized Debentures

         Convertible debentures are comprised of the following as at December 31, 2004:

         Old convertible debentures                                          $
         Balance at December 31, 2003                                  754,774
         Settlement and release agreement                            (754,774)
                                                                      =======
         New convertible debentures:
         Amortized debt discount quarter ended March 31, 2004          120,424
         Amortized debt discount quarter ended June 30, 2004           128,586
         Released on conversions during quarter ended
         September 30, 2004                                            (90,104)
         Amortized debt discount quarter ended September 30, 2004       87,035
         Amortized debt discount quarter ended December 31, 2004        84,747

         Balance at December 31, 2004                                  330,652
                                                                      ========

         Amortized debt discount quarter ended March 31, 2005          79,047
         Amortized debt discount quarter ended June 30, 2005          109,574
         Amortized debt discount quarter ended September 30, 2005     110,293
         Amortized debt discount quarter ended December 31, 2005      184,499

         Balance at December 31, 2005                                 483,413

10       Commitments

         The Company leases buildings under non-cancelable operating leases. Future minimum lease payments under those leases are as follows at December 31, 2005

         Year ending December 31, 2006                                $73,532
                                                                      =======

         Rent expense for all operating leases charged against earnings amounted to $69,028 in 2003 and $57,109 in 2004 and $71,816 in 2005.

11       Contingent Liabilities

         As at December 31, 2005, we are not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to our business and except as described below.

         In 2002, we entered into an agreement with CK Supermarket to provide working capital on a short-term basis secured against certain inventory of our subsidiary, Jusco UK Ltd. At December 31, 2004, the balance was $377,016 including interest of $199,901. The debt was originally due on January 10, 2003. At March 31, 2004, it was envisaged that the loan would be repaid in 2004 from revenues from the sale of inventory. In May 2004, the lender notified us regarding immediate payment of the balance owed. We have been and remain in discussion with the lender regarding the repayment of the debt through a combination of cash from the sale of certain inventory and the issuance of our securities. In the event the repayment issue is not resolved, the lender could institute a legal proceeding against our subsidiary, Jusco UK Ltd, seeking repayment. The lender has a security interest on the assets of our subsidiary, Jusco UK Ltd., but does not have a security interest in our parent company or our other subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

11       Contingent Liabilities (continued)

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

         On January 5, 2004, we completed a transaction, pursuant to a Settlement Agreement and Release dated as of December 22, 2003, with former debenture holders: AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd, and AJW Qualified Partners, LLC. Pursuant to the terms of the settlement agreement, the former debenture holders had the right, thirteen months after the closing of the transaction, to provide notice to the Company of an exercise of a "put" right pursuant to which we would buy from the former debenture holders all of the 1,000,000 shares of common stock issued to them pursuant to the settlement agreement, at the price of $0.75 per share. Pursuant to the terms of the settlement agreement, the former debenture holders were to provide us with written notice if they wished to exercise the put right after thirteen months and prior to one year and two months after the closing of the transaction, at the expiration of which, the put right terminates. Closing on the put was to occur within ten business days from receipt of notice of the put. On or about January 10, 2005, the former debenture holders submitted a notice to exercise the put right. On or about January 26, 2005, the former debenture holders resent the January 10, 2005 notice to exercise the put right. We believe that the notice was not properly submitted in accordance with the notice procedures provided in the settlement agreement. Accordingly, we considered the notice ineffective and did not honor the notice. In 2005, the former debenture holders instituted a legal proceeding to enforce their put rights. We intend to contest the matter vigorously. We may be required to pay $750,000 for repurchase of 1,000,000 shares of common stock from the former debenture holders, plus potential interest and costs, if we lose such threatened litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

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

         During the period the company had the following transactions with its related parties:

         a)       Wilfred and Paula Shorrocks

                  i) Movements on stockholders' advances account

                           Balance due by company, December 31, 2003              $916,634
                           Repayments                                             (247,390)
                           Foreign exchange loss                                    (5,320)

                           Balance due by the Company, December 31, 2004         $ 752,522
                           Cash advances                                            41,810
                           Repayments                                             (237,787)
                           Foreign exchange loss                                   (75,597)
                                                                                   -------
                           Balance due by the Company at December 31, 2005       $ 480,948
                                                                                   =======

                           Interest amounting to $20,338 in the year to December 31, 2005 and $21,472 in the year to December 31, 2004 has been accrued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

12       Transactions with related parties (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

13       Convertible Debt and Warrants

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

13       Warrants (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

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

         On January 29, 2004, the Company entered into a "Securities Purchase Agreement" with Shai Stern. Pursuant to the agreement, it issued $50,000 in 8% convertible debentures due January 29, 2007 and 100,000 common stock purchase warrants. The principal amount of the debentures, plus any accrued and unpaid interest on the debentures, may be converted into shares of common stock at the conversion price of $0.30 per share. Annual interest payments on the debenture are due on January 29 of each year, commencing with January 29, 2005. At the option of the Company interest payments may be accrued beyond the annual interest payment date, in which event the debenture holder shall have the option to accrue the interest payment then due for another interest payment period, or cause the Company to issue common stock in exchange for interest. The warrants are exercisable for three years at a price of $0.50 per share. After the tenth consecutive business day in which the common stock trades at $3.00 or greater, the warrants become redeemable at $0.10 per warrant. On January 26, 2005, Mr. Stern converted these $50,000 in debentures, plus $4,000 in accrued interest, into an aggregate of 180,000 shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

13       Warrants (continued)

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

           On May 6, 2005, we entered into Securities Purchase Agreements with four accredited investors. Pursuant to the agreements, we sold a principal amount of $360,000 in 12% convertible debentures and 432,000 common stock purchase warrants, exercisable for five years at $0.50 per share, for gross proceeds of $360,000. The debentures mature in 270 days from May 6, 2005. The debentures were to mature earlier upon future different funding by us of any dollar amount equaling 15% more than amounts closed pursuant to the private placement. The debentures accrue interest at the rate of 12% per year, compounded annually, and was payable at maturity. The principal amount of the debentures may be converted into shares of common stock at the conversion price of $0.30 per share. The conversion price for the debentures may be adjusted downward for issuances of securities by us at prices below the lower of $.30 per common share, or fair market value for such securities as determined at the time of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

13       Warrants (continued)

         For late payment, there will be a cash penalty equal to 1.5% of the outstanding principal amount of the debentures, compounded monthly for each month that payment in full is not effected, up to a maximum cash penalty equal to 9% of the outstanding principal amount of the debentures, and, in addition, there will be monthly reduction in warrant exercise price of the warrants at the rate of 2.5% and up to a maximum of 20% reduction in the exercise price. The obligations of the Company under the debentures are secured by security interest rights in substantially all of the Company's assets, to the extent not already encumbered. The debentures matured in our fourth quarter 2005, and remains unpaid.

         The warrants have been valued using the Black-Scholes option pricing model at a value of $172,800 at the date of grant. The value of these warrants has been recorded as an expense to non-cash finance charges. It was amortized over the life of the debenture.

         On August 10, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 8, 2005, and warrants to purchase 333,333 shares of common stock. The principal amount and accrued interest on the note were convertible into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 10, 2008. Our obligations under the note were protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We used the proceeds for general corporate purposes. The note was repaid on January 4, 2006. The loan was accounted for as a liability and the interest was accrued as an expense. The warrants were valued using the Black-Scholes option pricing model at a value of $100,000 at the date of grant. The value of these warrants has been recorded as an expense to non-cash finance charges and amortized over the life of the debenture.

         On August 22, 2005, we sold to one accredited investor a 10% convertible promissory note in the principal amount of $100,000 due November 21, 2005, and warrants to purchase 333,333 shares of common stock. The principal amount and accrued interest on the note were convertible into shares of common stock at the conversion price of $0.30 per share. The warrants are exercisable at a price of $0.30 per share until August 22, 2008. Our obligations under the note are protected by a subordinated lien on our intellectual property, that is subordinate to the liens of prior lenders. We used the proceeds for general corporate purposes. The note was repaid on January 4, 2006. The loan was accounted for as a liability and the interest was accrued as an expense. The warrants were valued using the Black-Scholes option pricing model at a value of $100,000 at the date of grant. The value of these warrants has been recorded as an expense to non-cash finance charges and amortized over the life of the debenture.

         In the three months ended December 31, 2005, we sold to fifteen accredited investors 105.50 units of our securities for $1,055,000. Each unit, at a price of $10,000, consists of: (i) a 12% $10,000 convertible debenture, convertible into shares of common stock at $0.30 per share, and (ii) warrants to purchase 25,000 shares of the Company's common stock. Interest on the principal amount of the debenture will accrue at the simple interest rate of 12% per year computed on the basis of a 360 day year. Interest is payable at maturity in cash. The debenture will mature in 18 months from issue, unless earlier due. The debentures are secured by assets of our company, to the extent not already encumbered. We agreed not to grant any other person, after the closing upon the private placement pursuant to which the units were offered, a priority security interest in our company's assets for so long as the debentures remain outstanding, except with the consent of 2/3 of the outstanding face amount of holders of the debentures. Consent of a two-thirds majority of the holders of our debentures will be required for (i) any sale by the company of substantially all of our assets unless the proceeds of such sale are used to repay the debentures, (ii) any merger of the company with another entity, where we are not the surviving corporation, unless as part of such transaction the debentures will be repaid, or (iii) certain other actions materially affecting the debentures that require approval of the debenture holders under the corporations laws of the State of Nevada. The warrants will be exercisable for a period of five years into shares of common stock at $0.30 per share. We used the proceeds for general corporate purposes. The debentures have been recorded as a liability and the interest has been accrued as a non-cash expense in the profit and loss account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

13       Warrants (continued)

         These warrants have been valued using the Black-Scholes option pricing model at a value of $2,164,954.80 at the date of grant. The value of these warrants will be amortized over their life to the profit and loss account.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

14       Share transactions

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

         On October 1, 2005, the Company entered into a consulting agreement with CEOcast, Inc., pursuant to which the Company issued 200,000 shares of our common stock in connection with the agreement, and 182,000 shares of common stock in connection with balance due under a prior agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

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

17       Subsequent Events

         In January 2006, the Company issued to Lou Schneider in connection with business consulting services warrants to purchase 200,000 shares of common stock, exercisable for three years at $0.50 per share.

         In January 2006, the Company issued an aggregate of 171,096 shares of restricted common stock to debenture holders for the conversion of accrued interest.

         In January 2006, the Company issued 666,666 shares of restricted stock to a debenture holder for the conversion of a principal amount of $200,000 of debentures.

         In February 2006, we sold to two accredited investors 22.50 units of our securities for $225,000. Each unit, at a price of $10,000, consists of: (i) a 12% $10,000 convertible debenture, convertible into shares of common stock at $0.30 per share, and (ii) warrants to purchase 25,000 shares of the Company's common stock. Interest on the principal amount of the debenture will accrue at the simple interest rate of 12% per year computed on the basis of a 360 day year. Interest is payable at maturity in cash. The debenture will mature in 18 months from issue, unless earlier due. The debentures are secured by assets of our company, to the extent not already encumbered. We agreed not to grant any other person, after the closing upon the private placement pursuant to which the units were offered, a priority security interest in our company's assets for so long as the debentures remain outstanding, except with the consent of 2/3 of the outstanding face amount of holders of the debentures. Consent of a two-thirds majority of the holders of our debentures will be required for (i) any sale by the company of substantially all of our assets unless the proceeds of such sale are used to repay the debentures, (ii) any merger of the company with another entity, where we are not the surviving corporation, unless as part of such transaction the debentures will be repaid, or (iii) certain other actions materially affecting the debentures that require approval of the debenture holders under the corporations laws of the State of Nevada. The warrants will be exercisable for a period of five years into shares of common stock at $0.30 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005
Unaudited

17       Subsequent events (continued)

         We used the proceeds for general corporate purposes. We are to issue approximately 853,333 warrants, exercisable for five years from February 14, 2006 at $0.30 per share, to the placement agent as compensation.

         On 2 March 2006 administrators where appointed by Goodband,Viner,Taylor
         (GVT) a major creditor of the United Kingdom registered company, Peak Entertainment Ltd. In April 2003, Peak Entertainment Holdings Inc acquired the assets, material contracts and intellectual property rights of Peak Entertainment Ltd, and since then have used the UK company only as an operating company for accounting, UK tax and employee transactions.

         As the assets, material contracts and intellectual property rights are held in the US Holding company management decided, after taking advise, to liquidate the United Kingdom company and buy back certain nominal assets, primarily fixtures and fittings, from the administrators.

         The transaction is still on going but it is management's intention to streamline the operating of the business, reducing the balance sheet liabilities by at least $1,200,000 and are looking at further options in the operating functionality of the company going forward. To date no material commercial contractual change has been made by the company as a result of this action and management believe that to be the case on going.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2005 ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

On January 19, 2005, the Company filed its restated financial statements for the year ended December 31, 2004. The Commission issued further comments on January 25, 2006 in connection with the review of the Company's restatement of its 2004 financial statements. The Commission has asked further questions and requires the Company to provide computational basis for the calculations of the exchange gain including the consolidated statement of operations. The Company is currently reviewing the matters raised by the Commission.

On 2 March 2006 administrators where appointed by Goodband,Viner,Taylor (GVT) a major creditor of the United Kingdom registered company, Peak Entertainment Ltd.

In April 2003, Peak Entertainment Holdings Inc acquired the assets, material contracts and intellectual property rights of Peak Entertainment Ltd, and since then have used the UK company only as an operating company for accounting, UK tax and employee transactions.

As the assets, material contracts and intellectual property rights are held in the US Holding company management decided, after taking advise, to liquidate the United Kingdom company and buy back certain nominal assets, primarily fixtures and fittings, from the administrators.

The transaction is still on going but it is management's intention to streamline the operating of the business, reducing the balance sheet liabilities by at least $1,200,000 and are looking at further options in the operating functionality of the company going forward. To date no material commercial contractual change has been made by the company as a result of this action and management believe that to be the case on going.

On March 8, 2006, we entered into an agreement with The Silly Goose Company, LLC, dated March 6, 2006, pursuant to which the parties have agreed for the return to Silly Goose of proprietary rights to The Wumblers preschool television series previously granted to us pursuant to an April 28, 2003 agreement and a December 16, 2003 entertainment production agreement between the parties.

We will maintain a financial interest in The Wumblers. Assuming 4Kids is a majority investor in the funding of The Wumblers project, Peak retains the right to receive 15% of 100% of the proceeds in connection with the exploitation of The Wumblers project. Payment to us of such percentage is to be paid (a) after the investors in The Wumblers project have recouped their direct investment, (b) after crediting prior funders in the aggregate amount of $1,170,000 for prior development of The Wumblers project, and (c) after the distribution to Laura Wellington of $45,000 for consulting fees. After payments from The Wumblers project has been made of the amounts provided for in (a), (b) and (c) above, Peak shall receive such a percentage of 100% of net profits, as set forth below, calculated from the first dollar of net profits received by the entity exploiting The Wumblers project:

      (i) If 4Kids, or a wholly-owned or controlled affiliate of 4Kids, is the majority financier of the Wumblers project, the percentage retained by Peak above shall be 15%;
      (ii) If 4Kids is not the majority financier of the Wumblers project, the percentage retained by Peak above shall be 15%, and Peak shall retain the United Kingdom marketing rights on a 35% of gross receipts basis
      (iii) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 7.5%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain all other worldwide rights on a 35% basis for the United Kingdom and 40% for the rest of the world.
      (iv) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 8%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain other rights on a 35% basis for the United Kingdom and 40% for Europe, Australia, South America and South Africa.
      (v) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 9%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain other rights on a 35% basis for the United Kingdom and 40% for France, Spain, Italy, Australia and Mexico.
      (vi) If 4Kids is not the majority financier, and if the parties hereto agree that Peak shall retain a percentage of 10%, then Peak shall not retain representation rights for The Wumblers for the United States and Canada, and Peak shall retain other rights on a 35% basis for the United Kingdom and 40% for Australia.

Silly Goose has withdrawn and revoked its February 13, 2006 letter. Pursuant to the agreement, the parties have released each other from any obligations and any claims one party may have had against the other. The agreement is subject to conditions before its effectiveness and Peak's right to terminate the agreement by sending a notice by March 20, 2006.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR MANAGEMENT

The persons listed in the table below are our present directors and executive officers.

Name                 Age     Position
----                 ---     --------

Wilfred Shorrocks    56      Chairman, Chief Executive Officer
                             and Director
Paula Shorrocks      54      Vice President - Design and Development,
                             and Director
Phil Ogden           38      Vice President - Managing Director, and Director
Alan Shorrocks       44      Vice President - Licensing Division
Nicola Yeomans       35      Vice President - Finance


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

BOARD COMMITTEES AND MEETINGS

During the fiscal year that ended on December 31, 2005, the Board of Directors held one meeting, attended or participated in by all of the directors. Other matters were undertaken by written consent by the Board of Directors.

The Board of Directors are responsible for matters typically performed by an audit committee. We do not have a separate audit committee, nor any other committee, of the Board of Directors. No person serving on our Board of Directors qualifies as a financial expert. We seek to attract persons with financial experience to serve on our Board of Directors and we intend to form an audit committee of the Board of Directors during our fiscal year 2006.

We have not yet adopted a code of ethics applicable to our directors, officers and employees. However, we expect to adopt a code of ethics during our fiscal year 2006.

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

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly compensated executive officers whose total annual salary and bonus for the past three fiscal years exceeded $100,000:

                                                       Fiscal
Name and Principal Position     Year        Salary      Bonus     Other (1)
---------------------------     ----        ------      -----     ---------

Wilfred Shorrocks,(2)           2005       $36,000         $0           $0
  Chief Executive Officer       2004         9,074         $0            0
  Chief Executive Officer       2003         7,556          0            0

(1)   Does not include repayment of advances made by the executive to us.
(2) We intend to enter into an employment agreement with Mr. Shorrocks and other executive officers during our 2006 fiscal year.

Director Compensation

We do not have a compensation plan for directors. We may adopt one during our 2006 fiscal year.

Employee Stock Option

During our fiscal year 2006, we intend to adopt and implement, subject to stockholder approval, an employee stock incentive plan, whereby we may issue shares of common stock and stock options to our employees and consultants. We intend for the plan to cover the issuance of an amount equal to, or up to 10% of our outstanding shares of common stock.

Option Grants in Fiscal 2004

No options were granted to employees, including executive officers and directors, during the year ended December 31, 2005.

Option Exercises in Fiscal 2005 and Year End Option Values

No options were held by employees, including executive officers and directors, during the year ended December 31, 2005.

Employment Agreement with Executive Officer

We do not have a written employment agreement with any of our executive officers.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of December 31, 2006, the shares of our common stock beneficially owned by

      o by each person who is known by us to beneficially own more than 5% of our common stock;
      o     by each of our officers and directors; and
      o     by all of our officers and directors as a group.

This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of March 8, 2006, we had 32,689,870 shares of common stock issued and outstanding.

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

-------------------------------------------------- ----------------------- -------------------- -------------
                                                                            Additional Shares
Name and Address                                     Amount and Nature         Acquirable         Percent
of Beneficial Owner                                 of Beneficial Owner      Within 60 days       Of Class
-------------------------------------------------- ----------------------- -------------------- -------------
Wilfred Shorrocks  (1)(2)(3)                                    8,361,899                    0         26.8%
Paula Shorrocks  (1)(2)(3)                                      8,361,899                    0         26.8%
Phil Ogden   (1)                                                  476,792                    0          1.5%
Alan Shorrocks  (1)(3)                                            476,792                    0          1.5%
Nicola Yeomans  (1)                                                     0                    0            0%
Platinum Partners Global Macro Fund LP (4)(5)                   1,440,116            2,833,333         12.0%
   152 West 57th Street
   New York, NY 10019
Dan Brecher  (5)(6)                                             1,213,001            1,570,000          8.1%
   c/o Law Offices of Dan Brecher
   99 Park Ave
   New York, NY 10016
-------------------------------------------------- ----------------------- -------------------- -------------
All officers and directors as a group (5 persons)              17,677,382                    0         54.1%
-------------------------------------------------- ----------------------- -------------------- -------------

(1)   Officer and/or director of Peak.
(2) For purposes of reporting beneficial ownership in the table, the ownership of shares of common stock by Wilfred and Paula Shorrocks are listed separately. Wilfred and Paula Shorrocks are each other's spouse. Accordingly, each may be deemed the beneficial owner of the shares held by the other.
(3) Alan Shorrocks is the brother of Wilfred Shorrocks. Alan Shorrocks disclaims beneficial ownership of shares held by Wilfred and Paula Shorrocks. Each of Wilfred and Paula Shorrocks disclaims beneficial ownership of shares held by Alan Shorrocks.
(4) Platinum Partners Global Macro Fund LP owns $400,000 in principal amount of 8% convertible debentures, which are convertible at $0.30 per share into 1,333,333 shares, and warrants exercisable at $0.50 per share into 1,500,000 shares. Does not include shares potentially issuable for accrued interest on the debentures.
(5) Person is subject to an agreement restricting the ability to convert debentures or exercise warrants so that the person would not own more than 4.9% of our common stock at a given time.
(6) Mr. Brecher owns $171,000 in principal amount of 8% convertible debentures, which are convertible at $0.30 per share, into 570,000 shares, and warrants exercisable at $0.50 per share into 1,000,000 shares. Does not include shares potentially issuable for accrued interest on the debentures.

We do not have any arrangements that may result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes stock options and warrants, granted as compensation and excluding securities issued in connection with financing activities, outstanding as of December 31, 2005.

                                        Number of securities to       Weighted average
                                        be issued upon exercise       exercise price of        Number of securities
                                        of outstanding options,     outstanding options,     remaining available for
            Plan category                 warrants and rights        warrants and rights         future issuance
            -------------                 -------------------        -------------------         ---------------

Equity compensation plans approved by                  0                      $0                         0
securities holders

Equity compensation plans not                  2,290,000                      $0.__                      0
approved by security holders

Total                                          2,290,000                      $0.__                      0

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

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Mr. and Mrs. Shorrocks loaned money to Peak Entertainment to fund day-to-day operations, as well as for the acquisition of certain properties. Since company inception through December 31, 2002, the Shorrocks loaned to Peak Entertainment an aggregate of $972,386. As of December 31, 2005 we owed $480,948 to the Shorrocks. These monies are loaned without interest and do not have a due date, and are due on demand. In March 2004, we gave the Shorrocks an unsecured promissory note for the monies due establishing a repayment schedule. The amount due is to be repaid in installments, consisting of six periodic payments of $25,000 from January 31, 2005 through September 30, 2006, two payments of $100,000 on March 31, 2007 and September 30, 2007, and the balance due on January 31, 2008. The promissory note provides for earlier repayment of any unpaid balance subject to various future financial results of Peak Entertainment, such as Peak Entertainment obtaining a shareholders' equity in excess of 150% of the amount due, or positive net income from operations in excess of 150% of the amount due.

On April 30, 2002, we entered into a license agreement with Wilfred and Paula Shorrocks whereby we acquired from the Shorrocks the exclusive rights to apply various intellectual properties to the manufacture, distribution and sale of products on a worldwide basis. Under the terms of the agreement, we undertook to pay to Wilfred and Paula Shorrocks 10% of the royalties payable quarterly in perpetuity, with a guaranteed minimum royalties amount of $1,000,000. There were no set payment terms in the original license agreement for payment of the minimum royalties. In April 2004, the Company amended the license agreement to establish a minimum quarterly royalty payment of $12,500, to be credited against the guaranteed minimum, due beginning September 30, 2004. Through December 31, 2005 the Shorrocks elected to defer receipt of the quarterly payments.

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

ITEM 13.      EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit No.       Description
-----------       -----------
2.1               Agreement and Plan of Reorganization between Corvallis and USAOneStar, dated October 31, 2000
                  (Incorporated by reference to Exhibit 2.1 of Form 10-QSB filed on November 14, 2000)
2.2               Agreement and Plan of Reorganization between USAOneStar and Palladium, dated August 31, 2001
                  (Incorporated by reference to Exhibit 2.1 of Form 8-K filed on September 14, 2001)
2.3               Agreement and Plan of Acquisition by and among Palladium Communications, Inc., Peak Entertainment, Ltd.,
                  Wilfred Shorrocks and Paula Shorrocks, made as of the 22nd day of April, 2003 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 7, 2003)
2.4               Asset Purchase Agreement, dated as of April 22, 2003, between Palladium Communications, Inc. and
                  Palladium Consulting Group LLC (Incorporated by reference to Exhibit 2.4 of Form SB-2 filed on February
                  2, 2004)
3(i)(1)           Articles of Incorporation of Corvallis, Inc. (Incorporated by reference to Exhibit 4 of Form S-18 filed on November 9, 1987.)
3(i)(2)           Articles of Merger for Corvallis, Inc. (Incorporated by reference to Exhibit 3(i)(2) of Form 10-KSB filed on April 15, 2005)
3(i)(3)           Certificate of Amendment to Articles of Incorporation of Corvallis, Inc. (Incorporated by reference to
                  Exhibit 3(i)(3) of Form 10-KSB filed on April 15, 2005)
3(i)(4)           Certificate of Amendment to Articles of Incorporation of USAOneStar.Net, Inc. (Incorporated by reference to Exhibit 3(i)(4) of Form 10-KSB filed on April 15, 2005)
3(i)(5)           Articles of Share Exchange (Incorporated by reference to Exhibit 3(i)(5) of Form 10-KSB filed on April
                  15, 2005)
3(i)(6)           Certificate of Amendment to Articles of Incorporation of Palladium Communications, Inc. (Incorporated by
                  reference to Exhibit 3(i)(6) of Form 10-KSB filed on April 15, 2005)
3(ii)(1)          Bylaws (Incorporated by reference to Exhibit 5 of Form S-18 filed on November 9, 1987)
3(ii)(2)          Resolution dated October 20, 2000 amending bylaws (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed on November 14, 2000)
3(ii)(3)          Bylaws, as amended and restated (Incorporated by reference to Exhibit 3.1 of Form 10-KSB filed on April
                  27, 2004)
4.1               Securities Purchase Agreement, dated as of February 2002 (Incorporated by reference to Exhibit 4.1 of
                  Form SB-2 filed on February 2, 2004)
4.2               Amendment to Securities Purchase Agreement, dated June 17, 2003 (Incorporated by reference to Exhibit
                  4.2 of Form SB-2 filed on February 2, 2004)
4.3               Securities Purchase Agreement, dated as of April 22, 2003 (Incorporated by reference to Exhibit 4.3 of
                  Form SB-2 filed on February 2, 2004)
4.4               Disclosure Schedules to Securities Purchase Agreement dated April 22, 2003 (Incorporated by reference to
                  Exhibit 10.1 of Form 10-QSB filed on November 26, 2003)
4.5               January 2004 Securities Purchase Agreement for $1,000,000 (Incorporated by reference to Exhibit 4.5 of
                  Form SB-2 filed on February 2, 2004)
4.6               January 2004 Securities Purchase Agreement for $500,000 (Incorporated by reference to Exhibit 4.6 of
                  Form SB-2 filed on February 2, 2004)
4.7               January 2004 Securities Purchase Agreement for $50,000 (Incorporated by reference to Exhibit 4.7 of Form
                  SB-2 filed on February 2, 2004)
4.8               Form of Securities Purchase Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit
                  10.2 of Form 10-KSB filed on April 27, 2004)
4.9               Stock Purchase Warrant Agreement issued to Legend Merchant Group in connection with Securities Purchase
                  Agreement, dated as of March 3, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on
                  April 27, 2004)
4.10              September 2004 Securities Purchase Agreement for $500,000 (Incorporated by reference to Exhibit 4 of
                  Form 8-K filed on October 1, 2004)

4.11              Form of Warrant issued January 5, 2005(Incorporated by reference to Exhibit 4.1 of Form 10-QSB/A filed on June 6, 2005)
4.12              Loan Agreement, dated March 1, 2005 (Incorporated by reference to Exhibit 4.12 of Form 10-KSB filed on
                  April 15, 2005)
4.13              Form of Warrant issued March 2, 2005 (Incorporated by reference to Exhibit 4.13 of Form 10-KSB filed on
                  April 15, 2005)
4.14              Form of Securities Purchase Agreement, May 2005 (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on July 15, 2005)
4.15              Securities Purchase Agreement, August 10, 2005 (Incorporated by reference to Exhibit 4.2 of Form 10-QSB filed on August 17, 2005)
4.16              Securities Purchase Agreement, August 22, 2005 (Incorporated by reference to Exhibit 4.3 of Form 10-QSB filed on November 23, 2005)
4.17              Form of Agreements related to sale of Units of Securities, October 2005 (Incorporated by reference to
                  Exhibit 4.4 of Form 10-QSB filed on November 23, 2005)
10.1              License Agreement with Wilf and Paula Shorrocks, dated April 30, 2002 (Incorporated by reference to
                  Exhibit 10.1 of Form SB-2/A filed on May 3, 2004)
10.2              Amendment to Shorrocks License Agreement dated as of April 2004 (Incorporated by reference to Exhibit
                  10.7 of Form 10-KSB filed on April 27, 2004)
10.3              License Agreement with Jesco Imports, Inc., dated June 1, 2002 (Incorporated by reference to exhibit
                  10.8 of Form SB-2 filed on February 2, 2004)
10.4              Memorandum of an Agreement, dated July 10, 2002 with CK's Supermarket (Incorporated by reference to
                  Exhibit 10.4 of Form 10-KSB filed on April 15, 2005)
10.5              License Agreement with Toontastic Publishing Ltd, dated December 5, 2002 (Incorporated by reference to
                  Exhibit 10.9 of Form SB-2 filed on February 2, 2004)
10.6              License Agreement with Toontastic Publishing Ltd., Renewal, dated April 1, 2004 (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed on April 27, 2004)
10.7              Distribution Agreement, dated January 20, 2003, with Character Options Ltd. (Incorporated by reference to Exhibit 10.11 of Form SB-2 filed on February 2, 2004)
10.8              Amendment, dated June 2004, to Distribution Agreement with Character Options Ltd., dated January 20,
                  2003 (Incorporated by reference to Exhibit 10.37 of Form 10-KSB filed on April 15, 2005)
10.9              License Agreement with Character Options Ltd., dated April 20, 2005 (Incorporated by reference to
                  Exhibit 10.2 of Form 10-QSB filed on November 23, 2005)
10.10             License Agreement with CCA Group Ltd., dated February 10, 2003 (Incorporated by reference to Exhibit
                  10.34 of Form SB-2/A filed on June 7, 2004)
10.11             Agreement between Peak Entertainment Ltd. and GMTV of the London Television Centre, dated February 17,
                  2003 (Incorporated by reference to Exhibit 10.13 of Form SB-2 filed on February 2, 2004)
10.12             Amendment, dated June 2004, to Distribution Agreement with GMTV, dated February 17, 2003 (Incorporated by reference to Exhibit 10.38 of Form 10-KSB filed on April 15, 2005)
10.13             Distribution Agreement, dated July 1, 2003 with Perfectly Plush Inc. (Incorporated by reference to
                  Exhibit 10.15 of Form SB-2 filed on February 2, 2004)
10.14             Consulting Agreement with POW! Entertainment and Stan Lee dated July 2003 (Incorporated by reference to
                  Exhibit 10.2 of Form 10-QSB filed on November 26, 2003)
10.15             Consulting Agreement, dated July 2003, with Jack Kuessous with Form of Warrant (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 26, 2003)
10.16             International Representation Agreement with Haven Licensing Pty Ltd, dated August 19, 2003 (Incorporated by reference to Exhibit 10.16 of Form SB-2 filed on February 2, 2004)
10.17             International Representation Agreement with Character Licensing & Marketing, dated September 17, 2003
                  (Incorporated by reference to Exhibit 10.17 of Form SB-2 filed on February 2, 2004)
10.18             International Representation Agreement with Kidz Entertainment, dated October 31, 2003 (Incorporated by reference to Exhibit 10.18 of Form SB-2 filed on February 2, 2004)
10.19             License Agreement with Radica UK Ltd., dated December 12, 2003 (Incorporated by reference to Exhibit
                  10.19 of Form SB-2 filed on February 2, 2004)
10.20             Amendment, dated January 2004, to License Agreement with Radica UK Ltd. dated December 12, 2003
                  (Incorporated by reference to Exhibit 10.24 of Form 10-KSB filed on April 15, 2005)

10.21             Amendment, dated June 2004, to Distribution Agreement with Radica UK Ltd. dated December 12, 2003
                  (Incorporated by reference to Exhibit 10.36 of Form 10-KSB filed on April 15, 2005)
10.22             Amended Consulting Agreement, dated as of December 17, 2003, with Jack Kuessous (Incorporated by reference to Exhibit 10.4 of Form SB-2 filed on February 2, 2004)
10.23             Cancellation of Debt Agreement, dated December 2003, with Jack Kuessous (Incorporated by reference to
                  Exhibit 10.5 of Form SB-2 filed on February 2, 2004)
10.24             Settlement of Debt Agreement (Incorporated by reference to Exhibit 10.6 of Form SB-2 filed on February
                  2, 2004)
10.25             Agreement for the Provision of Co Production Services with Cosgrove Hall Films Ltd., dated January 9,
                  2004 (Incorporated by reference to Exhibit 10.21 of Form SB-2 filed on February 2, 2004)
10.26             Agreement with POW! Entertainment, entered January 2004 (Incorporated by reference to Exhibit 10.23 of
                  Form SB-2 filed on February 2, 2004)
10.27             Agreement for Services with Vintage Filings, LLC, dated January 23, 2004 (Incorporated by reference to
                  Exhibit 10.25 of Form SB-2 filed on February 2, 2004)
10.28             Financial Advisor Agreement with Ameristar International Capital, Inc. dated February 11, 2004
                  (Incorporated by reference to Exhibit 10.1 of Form 10-KSB filed on April 27, 2004)
10.29             Financial Advisor Agreement with Source Capital Group, Inc. dated March 23, 2004 (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on April 27, 2004)
10.30             Promissory Note to Shorrocks dated March 2004 (Incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on April 27, 2004)
10.31             Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington entered into April 2004
                  (Incorporated by reference to Exhibit 10.33 of Form SB-2/A filed on May 3, 2004)
10.32             International Representation Agreement with The Sharpe Company Inc., dated April 22, 2004 (Incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on August 26, 2004)
10.33             Distribution Agreement with Cadaco, dated April 27, 2004 (Incorporated by reference to Exhibit 10.7 of
                  Form 10-QSB filed on August 26, 2004)
10.34             Agreement with Video Collection International Limited, dated April 29, 2004 (Incorporated by reference to Exhibit 10.35 of Form SB-2/A filed on June 7, 2004)
10.35             Amendment, dated June 2004, to Distribution Agreement with Video Collection International Ltd., dated
                  April 29, 2004 (Incorporated by reference to Exhibit 10.39 of Form 10-KSB filed on April 15, 2005)
10.36             Agreement for the Provision of Co Production Services Re: "Monster Quest - The Quest" with Persistence
                  Of Vision Sdn Bhd., dated May 18, 2004 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on December 16, 2004)
10.37             Cancellation of Debt in Exchange for Securities Agreement with Laura Wellington, dated July 23, 2004
                  (Incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on August 26, 2004)
10.38             Consultant Agreement with CEOcast, Inc. dated as of September 1, 2004 (Incorporated by reference to
                  Exhibit 10.4 of Form 10-QSB filed on December 16, 2004)
10.39             Distribution Agreement with Impact International Ltd 2004, dated as of November 1, 2004 (Incorporated by reference to Exhibit 10.42 of Form 10-KSB filed on April 15, 2005)
10.40             License Agreement with Zoo Digital Publishing Limited, dated October 4, 2004 (Incorporated by reference to Exhibit 10.43 of Form 10-KSB filed on April 15, 2005)
10.41             Consulting Agreement with Salvani Investments, dated as of January 4, 2005 (Incorporated by reference to
                  Exhibit 10.45 of Form 10-KSB filed on April 15, 2005)
10.42             Form of International Representation Agreement, dated August 2, 2004, with Blue Chip Brands Pty Ltd.
                  (Incorporated by reference to Exhibit 10.46 of Form 10-KSB filed on April 15, 2005)
10.43             Letter of Intent with Maverick Entertainment Group plc, dated March 1, 2005, and Representation
                  Agreement, dated March 1, 2005 (Incorporated by reference to Exhibit 10.47 of Form 10-KSB filed on April
                  15, 2005)
10.44             The Wumblers Deal Memo with 4Kids Entertainment, Inc. dated March 7, 2005 (Incorporated by reference to
                  Exhibit 10.48 of Form 10-KSB filed on April 15, 2005)
10.45             License Agreement with Color Media International, dated February 1, 2005 (Incorporated by reference to
                  Exhibit 10.1 of Form 10-QSB filed on November 23, 2005)
10.46             License Agreement with Future Publishing Limited, July 2005 (Incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 23, 2005)
10.47             Television License Agreement with HOP! Channel Ltd., dated July 11, 2005 (Incorporated by reference to
                  Exhibit 10.4 of Form 10-QSB filed on November 23, 2005)

10.48             License Agreement with Martin Yaffe International Ltd, dated August 16, 2005 (Incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on November 23, 2005)
10.49             License Agreement with Toontastic Publishing Ltd., Renewal, dated September 1, 2005 (Incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on November 23, 2005)
10.50             License Agreement with Fun2Learn Ltd., dated September 1, 2005 (Incorporated by reference to Exhibit
                  10.7 of Form 10-QSB filed on November 23, 2005)
10.51             Consultant Agreement with CEOcast, October 1, 2005 (Incorporated by reference to Exhibit 10.8 of Form
                  10-QSB filed on November 23, 2005)
10.52             License Agreement with Morrison Entertainment Group, Inc., dated February 25, 2002 (Incorporated by reference to Exhibit 10.7 of Form SB-2 filed on February 2, 2004)
10.53             Agreement made as of December 22, 2004 with Morrison Entertainment Group, Inc. (Incorporated by reference to Exhibit 10.44 of Form 10-KSB filed on April 15, 2005)
10.54             Agreement, dated April 28, 2003, with The Silly Goose Company, LLC (Incorporated by reference to Exhibit
                  10.14 of Form SB-2 filed on February 2, 2004)
10.55             Entertainment Production Agreement, dated as of December 16, 2003, with The Silly Goose Company, LLC
                  (Incorporated by reference to Exhibit 10.20 of Form SB-2 filed on February 2, 2004)
10.56             Agreement with Silly Goose Company, dated March 6, 2006 (Incorporated by reference to Exhibit 10 of Form
                  8-K filed on March 14, 2006)
10.57*            Representation Agreement with Dubreq Limited, dated October 5, 2005
10.58*            License Agreement with Zoo Digital Publishing Limited dated September 2005
11                Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial
                  Statements" of Part II - Item 7, contained in this Form 10-KSB.
16                Letter on change in certifying accountant (Incorporated by reference to Exhibit 16 of Form 8-K/A filed on September 3, 2004)
21                List of Subsidiaries (Incorporated by reference to Exhibit 21 of Form SB-2 filed on February 2, 2004)
31.1*             Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*             Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*             Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*             Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

-----------
* Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Garbutt & Elliott Ltd., our current principal independent registered public accounting firm, during the years ended December 31, 2004 and 2005 were $92,477 and $72,790, respectively. Fees for audit services provided by Goodband Viner Taylor, our former principal accountant, during the year ended December 31, 2004 were $148,348.

Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years ended December 31, 2004 and 2005.

Tax Fees

Fees for tax services provided by Garbutt & Elliott Ltd., our current principal independent registered public accounting firm, during the years ended December 31, 2004 and 2005 were $0 and $0, respectively. Fees for tax services provided by Goodband Viner Taylor, our former principal accountant, during the year ended December 31, 2004 was $0.

Tax services related primarily to the preparation of company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

Audit Committee Procedure

The Board of Directors is responsible for matters typically performed by an audit committee. We do not have a separate audit committee of the Board of Directors. The Board of Directors considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years ended 2004 and 2005 were approved by the Board of Directors. We intend to continue using our principal accountant, Garbutt & Elliott Ltd., solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and similar transactions.

Pre-Approval Policies and Procedures

The Board of Directors approved all of the services described above, and all fees paid. The Board of Directors did not have pre-approval policies and procedures in place during our fiscal years ended 2004 and 2005. In fiscal year 2006, we intend to implement a policy whereby, we will, prior to engaging our accountants to perform a particular service, obtain an estimate for the service to be performed and begin pre-approving all services.

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

                                     Dated:  April 6, 2006

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:


SIGNATURE                           TITLE                                               DATE
---------                           -----                                               ----
/s/ WILFRED SHORROCKS               President, Chairman, and Chief Executive Officer    April 6, 2006
---------------------------
Wilfred Shorrocks


/s/ PAULA SHORROCKS                 Vice President and Director                         April 6, 2006
---------------------------
Paula Shorrocks


/s/ PHIL OGDEN                      Vice President and Director                         April 6, 2006
---------------------------
Phil Ogden


/s/ ALAN SHORROCKS                  Vice President                                      April 6, 2006
---------------------------
Alan Shorrocks


/s/ NICOLA YEOMANS                  Vice President                                      April 6, 2006
---------------------------         (Principal Financial Officer)
Nicola Yeomans